Form 10KSB
period 1999-12-31
GOLDEN OPPORTUNITY DEVELOPMENT CORP
filed 2000-03-30
CIK 1083162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

    Commission file number: 0-27691
                            -------


                   Golden Opportunity Development Corporation
                   ------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


          Louisiana                                       87-0067813
         -----------                                      -----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


      268 West 400 South Salt Lake City, Utah                      84101
     ---------------------------------------------------------------------
      (Address of Principal Executive Offices)                   (Zip Code)


                                 (801) 575-8073
                                 --------------
                 (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

   Title of Each Class                 Name of each Exchange on Which Registered
   -------------------                -----------------------------------------
Common Stock ($0.001 Par Value)                         None
    Preferred Stock ($0.001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X                   No
                              ---                  --


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total revenues for the year ended December 31, 1999, were $360,313.

The aggregate market value of the registrant's Common Stock, $0.001 par value held by non-affiliates is not available because the Company has no publically traded market for its stock . On March 31, 1999, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 255,423.

                                TABLE OF CONTENTS

                                                                        Page No.
                                     PART I

Item 1.       Description of Business.........................................1

Item 2.       Description of Property Management's Discussion
                 and Analysis or Plan of Operation............................8

Item 3.       Legal Proceedings     ..........................................9

Item 4.       Submission of Matters to a Vote of Security Holders.............10

                                     PART II

Item 5.       Market for Common Equity and Related Stockholders...............10

Item 6.       Management's Discussion and Analysis or Plan of Operation.......11

Item 7.       Financial Statements  15

Item 8.       Changes in and Disagreements with Accountants...................16


                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............16

Item 10.     Executive Compensation ..........................................17

Item 11.     Security Ownership of Certain Beneficial Owners and Management...18

Item 12.     Certain Relationships and Related Transactions...................20

Item 13.      Exhibits and Reports on Form 8-K................................20

                                     PART I

Forward-Looking Statements. This Registration Statement includes "forward-looking statements." Forward looking statements contained in this registration statement are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include statements in which words such as "expect, " "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used.

You should not construe any forward-looking statement as a guarantee of future performance. These statements inherently involve risks, uncertainties and assumptions. The future results and stockholder values may differ from those expressed in these forward-looking statements, and those variations may be material and adverse. Many factors that will affect these results and values are beyond our ability to control or predict.

ITEM 1.       DESCRIPTION OF BUSINESS

A.       General

As used herein the term "Company" refers to Golden Opportunity Development Corporation, its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated in Louisiana on May 7, 1997 for the purpose of engaging in any lawful activity for which corporations may be formed under the Business Corporation Law of Louisiana.

The Company is currently engaged in the business of operating and acquiring hospitality property. The Company currently owns a 134 unit motel, a restaurant facility and four adjacent office retail buildings in Baton Rouge, Louisiana (the "Motel"). The Motel is located next to the Mississippi River, three blocks from a river boat dock, at 427 Lafayette Street, Baton Rouge, Louisiana. The Company is also actively seeking to acquire other hospitality properties.

The Company's operations are largely being overseen by Diversified Holdings I, Inc., a majority shareholder, (the "Parent Company") by way of a Management Agreement entered into on April 30th, 1999 between the Company and the Parent Company. The Company agreed to compensate Diversified Holdings I, Inc. $10,000 per month plus 5% of net income, if any, in excess of $5,000 in return for management services provided by Diversified Holdings I, Inc.

CyberAmerica Corporation, the majority shareholder and parent corporation of Diversified Holdings I, Inc., acquired an indirect controlling interest in the Company through Innovative Property Development Corporation ("IPDC"), a consolidated subsidiary, that acquired a controlling interest in the Company pursuant to a Stock Acquisition Agreement dated April 30, 1998. Under the terms of the Stock Purchase Agreement, IPDC acquired a 51% interest in the Company in exchange for a $50,000 cash infusion to cover operating deficiencies related to the Motel and transferred 118,520 shares of restricted stock of Oasis Resorts International, Inc. (f.k.a. Flexweight Corporation) which was paid to the Smith Family Trust and San Pedro Securities, Ltd. Then, on April 2, 1999, pursuant to an Acquisition Agreement, IPDC sold all of its assets to Diversified Holdings 1, Inc., a 90% owned subsidiary of CyberAmerica Corporation. The sale of IPDC's assets to Diversified Holding I, Inc. included its entire controlling interest in the Company. Consequently, Diversified Holdings I, Inc. became the controlling shareholder of the Company. As a result of this transaction, CyberAmerica Corporation retained its indirect control interest in the Company while relinquishing its control interest in IPDC.

Other  substantial  beneficial  shareholders  of the  Company  include the Smith
Family Trust whose principal and control person is Brad Smith and San Pedro Securities, Ltd., whose principal and control person is Laura Olsen. Both the Smith Family Trust and San Pedro Securities, Ltd.,were initial shareholders of the Company and they each have an 8.9% beneficial ownership interest in the Company. Neither the Smith Family Trust or San Pedro Securities, Ltd., presently participate in the management of the Company or the Motel nor did they have any material relationship to the Motel prior to its acquisition by the Company.

B. The Motel

The Motel was acquired on May 31, 1997 by San Pedro Ltd. and the Smith Family Trust for the purpose of subsequently transferring the property to the Company for a 100% interest in the Company. The Company acquired the Motel for a One Million Nine Hundred Thousand Dollar ($1,900,000) note. Principal and interest on the mortgage are payable in 359 monthly installments of Eleven Thousand Three Hundred Ninety-One Dollars and Forty-Six Cents ($11,391.46) until July 1, 2027, when the remaining principal and interest is due in full. These payments are made to the General Lafayette Inc. c/o James A. Thom III, M.D. and his wife, Evelyn M Thom 130 Main Street, Baton Rouge, Louisiana, 70081. Additional consideration paid by the Company for the acquisition of the Motel included 75,000 shares of SynFuel Technology stock. No other liens or encumbrances on the Motel exist other than the note. The Motel is located in the Parish of East
Baton Rouge, State of Louisiana. The assessed value of the property and the Motel when it was acquired by the Company in May of 1997 was $200,000. The current assessed value of the property and Motel remains approximately $200,000.

The Motel currently has an occupancy rate of approximately 57% of its rentable rooms. However, the Company expects this rate to increase once the renovations are complete and the Motel becomes a Villager Lodge. The Motel generates average monthly rental revenues of Twenty-Six Thousand Seven Hundred and Sixty-Six Dollars ($26,766) and Three Thousand Two Hundred and Sixty Dollars ($3,260) are generated from leases on other property. The Motel's current occupancy rate, based upon the number of available rooms, is as mentioned above approximately 57%. The current number of available rooms fluctuates between 80 and 84. The Motel's low occupancy rate is due in part to the fact that the Motel is in need of substantial repairs including repairs to approximately fifty(50) rooms that are not rentable. If these approximately fifty (50) unrentable rooms are added into the calculation of the Motel's occupancy rate, the Motel would have an occupancy rate of approximately 37%. The Company is in the process of renovating approximately one room a month until it obtains sufficient financing to renovate the entire Motel. At the time the Company acquired the Motel, approximately 40 rooms were rentable out of a total of 134 rooms. The neighborhood in which the Motel is located was considered economically depressed prior to the Company's acquisition of the Motel. However, the neighborhood over the last couple of years has been in the process of being revitalized. The Company suspects that the Motel's poor condition was the result of the Motel's prior inability to generate sufficient revenues to make the necessary upgrades, repair and improvements to properly maintain the property. The Motel's inability to generate sufficient revenues historically was most likely the result of the formerly depressed local economy. The Company has been unable to find adequate financing to fully renovate the Motel to date.

The Company's current plans are to renovate the Motel in compliance with the requirements of the Villager Franchise Systems, Inc. uniform franchise offering circular. The Company has retained the services of an architectural firm in its effort to begin renovations and thereby, comply with requirements of becoming a Villager Lodge Extended Stay Living Franchise. In July, 1999, the Company signed a Franchise Agreement with Villager Lodge. The Company is in the process of obtaining the necessary financing to begin operations as a Villager Lodge. The Company expects that the source of such financing will be bank or institutional financing, equity offerings and/or private placements. As mentioned above, the Company is currently financing renovations on a room by room basis with operating cash flows. The Company expects that initial costs to renovate the Motel in compliance with the Villager Lodge franchise agreement will be approximately $2,000 per room during the first year of operation as a Villager Lodge. The Company expects that after the first year of operations as a Villager Lodge, additional renovations will need to be made at a cost of approximately $2,000 to $3,000 per room.

Villager Lodge is a national chain with over ninety (90) locations throughout the country. Villager Lodge has a toll free 800 number for national reservations and directory assistance for Villager Lodge locations nation wide. Additionally, Villager Lodge maintains a national advertising campaign and an Internet website upon which potential guests can view the Villager Lodge national directory and make reservations at any Villager Lodge nation wide. Villager lodge has an Internet web site located at http://www.villager.com. .

The estimated minimal initial costs to begin operations as a Villager Lodge is $250,000. The Company believes that it will need an additional $250,000 to fully complete the renovation requirements for the Village Lodge. The completion of renovations and the successful retention of the Villager Lodge franchise is expected to significantly increase the Motel's rental revenues. However, there is no guarantee that the Company will obtain the necessary financing to make the renovations required under the Licensing Agreement with Villager Lodge. In the event the Company does not obtain the necessary financing, the Company may not be able to operate as a Villager Lodge franchisee. In the event the Company is unable to comply with the requirement of the Villager Lodge Franchise Agreement because of a lack of financing, the Company will continue to operate its Motel as the General Lafayette Inn. Villager Lodge has agreed to release the Company from any liability under the Franchise Agreement, if the Company is unable to obtain sufficient financing.

The material terms of the Franchise Agreement entered into by the Company and Villager Lodge are as follows:

          o The Company gets the exclusive right to operate as a Villager Lodge within a 7 mile radius.

          o The Company must renovate and operate in accord with Villager Lodge system standards which include but are not limited to the approved plans for the pre-opening renovation and all items included on the Punch list that is part of the franchise agreement. Such renovations include but are not limited to: re-surfacing and re-srtriping the parking lot, renovating the pool area or taking it out and filling it in with landscaping, renovating the Motel's lobby and guest rooms, providing vending and ice machines throughout the Motel, obtaining the proper Villager Lodge signage, and implementing the Villager Lodge Project Power Up Property Management System.

          o The Company gets to participate in Villager Lodge's marketing program (ie. directory and toll free national reservation system). Additionally, the Company must use Villager Lodge advertising campaigns.

          o Villager Lodge will provide both on and off site management training for the Company.

          o The Company paid a non-refundable initial fee in the amount of $10,200 ($5,100 upon execution of the franchise agreement and an additional $5,100 Initial fee for these Villager Lodge franchise rights).

          o Another material fee that the Company shall pay for operating as a Villager Lodge is a royalty fee equal to 5% of the monthly gross room rental revenues. Additionally, neither party has renewal or option rights.

          o By June 1, 2000, the Company must upgrade the swimming pool, repair its decking, replace pool furniture, replace pool fencing, or remove the pool in its entirety.

          o The Company must resurface the parking lot and must upgrade the property landscaping. Furthermore, to comply with the Villager Lodge franchise agreement, the Company must, in its efforts to renovate the Motel, upgrade the guestrooms and bathrooms, replace carpeting, bedding and furnishings.

To date all franchise fees have been paid in accord with the franchise agreement. Also the deadlines for the Company's performance as described in
Section 3 of the franchise agreement, which outline's the Company's improvement obligations, have been extended to March 1, 2000. The Company is currently in the process of negotiating a six month extension of its improvement obligations under the franchise agreement.

Currently, the Company operates the Motel as an economy lodging facility. The Motel's current room rates are generally under $46 a night. If the Company successfully operates as a Villager Lodge franchise it will operate as an extended stay lodging facility which will generate an estimated average room rental of $52 per night with an estimated average occupancy rate of at least 70%(1). Accordingly, if the Company obtains the franchise, the Company believes that the rental revenues will improve significantly.

During 1999, the Company expended approximately Two Hundred Thirty Thousand Two Hundred and Eleven Dollars in improvements and other expenses relating to the operation of the Motel. The Company's prospects for increasing value and realizing a profit on the Motel are primarily contingent upon the Company's ability to obtain adequate financing to renovate the Motel. Upon completion of the renovations to the Motel, management believes that the Motel has the potential to operate at a profit. However, there is no guarantee that adequate financing will be secured or that the Motel will obtain profitability.

The Company has in the past, only had one other attempt to affiliate itself with a national motel chain. Previously, the Company made an attempt to affiliate itself with Days Inn, but was unsuccessful in its effort due to the Company's inability to procure adequate financing for the renovations required by Days
Inn. The Company is now attempting to affiliate itself with Villager Lodge. These are the only franchises the Motel has attempted to affiliate itself with that current management is aware of.

C.       Leasable Commercial Space on the Company's Property

The property upon which the Motel sits also contains approximately 15,000 square feet of leaseable commercial space of which approximately 33 % is currently occupied by tenants. The Company currently

--------

     (1) The Villager Lodge promotional package that the Company received prior to its decision to enter into the franchise agreement with Villager Lodge states that Villager Lodge guarantees that its franchisees will have an occupancy rate of at least 70% of their rentable rooms by their second year of operation as a Villager Lodge or they will not have to pay a royalty fee to Villager Lodge during their third year of operation as such. Accordingly, the Company believes that Villager Lodge will be able to fill the Motel to these levels. However, there is no guarantee that the 70% occupancy rate will be reached if the Company obtains the franchise.

leases approximately 5,067 square feet of this commercial space to the Culinary Arts Institute of Louisiana, Inc. for $3,260 per month on a month to month basis, which may be canceled by either party with 30 days notice. The Culinary Art Institute of Louisiana, Inc. teaches students the fine art of cooking and operates a restaurant on its premises in which its students practice the skills they learn. This facility is only open in the evenings. The annual rental rate of the commercial space leased to the Culinary Arts Institute of Louisiana is approximately $8.00 per square foot and the Motel's average room rental rate is $46.00 per night. The Company anticipates signing leases to fill the vacant commercial space with a stain glass maker, a construction company, and a bench maker sometime in the not too distant future.

D. Acquisition of Other Properties

The Company also intends to acquire additional hospitality properties that either have the potential for significant capital appreciation with minimal renovations or may be able to generate positive cash flows by reorganizing and improving management. The Company has no specific criteria as to the kinds of hospitality properties it may seek to acquire. Furthermore, the Company has not limited the geographical location in which it may acquire properties. However, given the Company's current financial condition, the Company will most likely only be able to acquire properties that can be acquired for minimal cash down payments and/or shares of the Company's common stock. Although the Company is actively seeking to acquire additional hospitality properties, the Company has not entered into any agreement nor does it have any commitment or understanding to acquire any additional properties as of the date of this filing. The Company through its officers and consultants will continue to locate, review and evaluate various hospitality properties for acquisition or other business opportunities as they become available.

There is no guarantee that the Company will be successful in its attempts to acquire additional properties or if such properties are acquired that they will operate at a profit. To a large extent, the decision to acquire a specific property or participate in a specific business opportunity may be made upon management's analysis regarding the quality of the property or business opportunity. Some of the factors which management may consider include: the location of the property, local economic factors and demographics, size, age and physical appearance of the property and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

E. Competition

The Company currently has no direct competition in the downtown Baton rouge area because no other economy lodging facilities exist within a one-half mile radius of the Motel. However, outside of the one-half mile radius there exist several national branded or franchised lodging chains with significantly newer facilities and more capital resources which are in indirect competition with the Motel.

In addition to these nationally branded or franchised lodging facilities that exist outside of the one-half mile radius of the Motel, the Company is aware that two lodging facilities are presently being built within approximately a half-mile radius of the Motel. One of these facilities will be a 300 room Crown Plaza Hotel which will service the Riverboat Casino and is expected to be open for business sometime in the Spring of 2000. The other will be a 150 room lodging facility built by Louisiana State University. The construction of these facilities could adversely effect the Company's ability to generate revenues however, the Company believes that it will be able to maintain a competitive niche in the downtown Baton Rouge area as an economy or extended stay lodging facility in comparison to these other lodging facilities presently being built whose market is anticipated to appeal to market segments other than the Motel's.

Moreover, Motel's ability to remain competitive in the downtown Baton Rouge area may be affected by a number of factors, including the location and quality of its property, the number and quality of competing properties nearby, its affiliation with a recognized name brand, and general regional and local economic conditions.

If the Company acquires additional hospitality properties they will be subject to intense competition with other hospitality properties many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior business experience. There is no assurance that the Company will be successful in obtaining suitable properties.

The profitability of the Motel and future hospitality properties are subject to general economic conditions, competition, the desirability of the location, the relationship between supply and demand for motel rooms and other factors. The Company operates the Motel and may operate future hospitality properties in markets that contain numerous competitors and the continued success of the Company will be a result, in large part, of the ability of these competitors to compete with it in such areas as reasonableness of room rates, quality of accommodations, service level and convenience of location. There can be no assurance that demographic, geographic or other changes in the market will not adversely affect the convenience or desirability of the Company's operations. Furthermore, there can be no assurance that in the market in which the Company owns and operates the Motel or future properties that competing motels, hotels, and inns will not provide greater competition for guests than currently exists, or that new motels, hotels or inns will not enter such market.

F. Seasonality

The lodging industry is seasonal in nature. Lodging facilities experience seasonal trends that effect their rate of occupancy depending on the type of lodging facility and its location. For example, resorts located in warm climates may experience higher occupancy rates at Christmas time. With respect to the Company's Motel, it experiences greater revenues due to higher occupancy rates at several different times throughout the year. In particular, the Motel expects that it will experience increased occupancy rates during the fall and winter. The Company bases this belief on the fact that the Louisiana State University football season attracts many visitors during the fall and the influx of northerners who visit the south during the winter months to escape the cold. These seasonal conditions can be expected to cause quarterly fluctuations in the Company's revenues, profit margins and net earnings. Although the Company's limited empirical data regarding occupancy rates does not presently reflect an increase in such rates during these seasonal periods, the Company expects that future occupancy rates will reflect theses seasonal trends in the future

G. Supply and Demand

In some years construction of lodging facilities in the United States resulted in an excess supply of available rooms, and the oversupply had an adverse effect on occupancy levels and room rates in the industry. Although the relationship between supply and demand has been favorable in recent years, the lodging industry may be adversely affected in the future by (i) an oversupply of available rooms, (ii) national and regional economic conditions, (iii) changes in travel patterns, (iv) taxes and government regulations which influence or determine wages, prices, interest rates, construction procedures and costs, and
(v) the availability of credit.

The local occupancy rate for lodging facilities in the area where the Company's Motel is located is approximately 64% 2. The Company may, in the future, expand in other places throughout the United States where there may be an oversupply of lodging facilities. However, as for the area where the Motel is located, there is currently not an oversupply of lodging facilities. The Company is aware that two lodging facilities are being constructed in the immediate vicinity. However, these new facilities may attract greater tourism and exposure for the Motel's lower end market segment or may result in an oversupply of rooms. The Company is uncertain as to the effect that these new facilities may have on the Motel's future occupancy rate, but management believes that the Motel will be able to remain competitive with these newly constructed facilities due to its niche as an economy lodging facility.

H. Regulation

The lodging industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverages (such as health and liquor license laws). Additionally the Company's business is subject to extensive federal, state and local regulatory requirements, including building and zoning requirements, all of which can prevent, delay, make uneconomic or significantly increase the cost of renovating a lodging facility. Furthermore, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, over time pay, working conditions, work permit requirements and discrimination claims. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could aversely affect the Company. Under the Americans with Disabilities Act of 1990 ("ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes that the Motel is in substantial compliance with these regulations and requirements, a determination that the Company is not in compliance with the ADA could result in the imposition of fines or the award of damages to private litigants. These and other initiatives could adversely affect the Company as well as the lodging industry in general.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Certain environmental laws and common law principals could be used to impose liability for release of asbestos- containing materials ("ACM's") into the air, and third parties may seek recovery from owners or operators of real property for personal injury associated with exposure to released ACM's. Environmental laws also may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures. In connection with the ownership or operation of the Motel, the Company may be potentially liable for any such costs. No assurance can be given that a material environmental claim will not be asserted against the Company. The cost of defending against claims of liability or remediating a contaminated property could have a material adverse effect on the results of operations of the Company.

--------
    (2) The Company's source for the 64% local occupancy rate is Smith Travel Research which generated a report for the Company on local occupancy rates. This figure represents the local occupancy rate for value Motels in the Baton Rouge, Louisiana area during 1999. Based on the same report, the local occupancy rate for this area in 1998 was 66.6%.

I. Employees

The Company's future success will depend, in part, on its continuing ability to attract, retain and motivate and skilled personnel who are in great demand. The Company currently has 11 full time employees and no part time employees.

ITEM 2.      DESCRIPTION OF PROPERTY

The Company's sole asset is the General Lafayette Inn, a 134 unit Motel and restaurant, and four adjacent office/retail buildings, in Baton Rouge, Louisiana (the "Motel"). The Motel is located next to the Mississippi River, three blocks from a river boat dock, at 427 Lafayette Street, Baton Rouge, Louisiana. Approximately 60 of the 134 rooms are in disrepair.

The Company presently plans to affiliate the Motel as a Villager Lodge franchise but must renovate within the franchiser's standards to achieve this status. The Company intends to finance the renovations necessary to become a Villager Lodge franchise through operating cash flows on a room by room basis. The initial cost of such renovations is estimated at $250,000. The Company intends to finance the renovations necessary to become a Villager Lodge franchise by finding bank or institutional financing, equity offerings and/or private placements. Currently, the Company is financing the renovations with operating cash flows on a room by room basis.

The  Company   currently   leases   approximately   5,067  square  feet  of  the
office/retail space on this property to the Culinary Arts Institute of Louisiana, Inc. for $3,260 per month on a month on a month to month basis, which may be canceled by either party by giving thirty days prior notice to the other party. The Culinary Arts Institute of Louisiana, Inc. teaches students the fine art of cooking and operates a restaurant on its premises in which its students practice the skills they learn. The restaurant is only open in the evenings.

The Company owns the Motel and the property upon which it sits pursuant to a 30 year mortgage note in the amount of $1,900,000. Under the terms of the note the Company is required to make 359 monthly payments in the amount of $11,391.46 each. The installments are to be paid to the General Lafayette Inc., c/o James
A. Thom III, M.D. and his wife, Evelyn M. Thom 130 Main Street, Baton Rouge, Louisiana, 70081.

The Motel's current occupancy rate is approximately 58% of its rentable rooms. However, the Company expects this rate to increase once the renovations are complete and it becomes a Villager Lodge. The property upon which the Motel is located also contains approximately 15,000 square feet of leaseable commercial space of which 5,067 square feet is presently rented to the Culinary Arts Institute of Louisiana, Inc. Hence, the occupancy rate of the property's leaseable commercial space is approximately 33 %. The annual rental rate of the commercial space leased to the Culinary Arts Institute of Louisiana is also approximately $8.00 per square foot.

As for the competitive nature of the lodging industry in the local area, within approximately one mile of the Motel, the Company is aware that two lodging facilities are presently being built. One of these facilities will be a 300 room Crown Plaza Hotel, the other a 150 room lodging facility built by Louisiana State University. The Company believes that it will be able to maintain a competitive niche as an economy and extended stay lodging facility in comparison to these other lodging facilities that are presently being built in the area.

The federal tax basis for of the Motel is Two Million Five Hundred Ninety-Nine Thousand Eight Hundred Forty-Six dollars ($2,599,846). The facilities are being depreciated by straight line method over a period of thirty-nine (39) years. The realty tax rate is .627 and the annual realty taxes for 1998 were Sixteen Thousand Two Hundred Ninety-Eight Dollars ($16,298). The Company is depreciating the property over a 39 year period and uses the straight line method of accounting for depreciation purposes. The Company has yet to receive its 1999 realty tax bill and the Company is of the opinion that the Motel and property are adequately covered by insurance.

The Company's headquarters are located at 268 West 400 South, Salt Lake City, Utah 84101 where it shares office space with the Company's parent. The Company's management agreement with its parent includes the cost of using these facilities and the use of all the office equipment.

ITEM 3.       LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings. However, its parent corporation, CyberAmerica Corporation is involved in the legal proceedings mentioned below. These proceedings may or may not have a material effect on the Company.

          State of West Virginia vs. Canton Tire Recycling West Virginia, Inc., Canton Industrial Corporation and CyberAmerica Corporation

          Suit was filed on August 14, 1998 in the Circuit Court of Wood County, Parkersburg, West Virginia as file no. 98 C 354 seeking the completion of clean up procedures for property owned by Canton Tire Recycling West Virginia, located in the city of Parkersburg. The state is requesting that certain waste material present on the site and any remaining material in the on site storage tanks be removed and that an oil/water separator located on the property be cleaned out. CyberAmerica and the State of West Virginia enter into a Consent Decree by which CyberAmerica agreed to submit and complete a Remediation and Sampling Work Plan and the payment of $88,000 in fines and penalties ($8,000 has been paid, $20,000 is payable each May 31 from the year 2000 through 2003.) The work required by the Remediation and Sampling Work Plan has been completed and submitted to the State. Local counsel and local environmental engineers are awaiting confirmation from the State of completion of the work and any subsequent work that may be required by the state based upon test results indicating that soil contamination testing required by the Plan reported contamination exceeding state guidelines. The nature and cost of further testing or clean-up cannot be determined at this time, pending further instructions from the state of West Virginia. The liability of prior owners is also being explored for any potential additional costs for clean-up of soil contamination that took place prior to CyberAmerica's acquisition of the property.

          Legong  Investments  N.V.,  a  Netherlands   Antilles  Corporation  v.
          CyberAmerica Corporation

          On November 12, 1999 this plaintiff filed suit against CyberAmerica in the Third Judicial District Court, For Salt Lake County, State of Utah, Civil NO. 990911427. The suit alleges to seek recovery under CyberAmerica's convertible debenture issued to the plaintiff with a date of September 17, 1996 and a principal face amount of $300,000. The debenture originally had a maturity date of September 16, 1997, which was extended by the parties in an agreement dated October 16, 1997. Plaintiff has demanded full payment of the outstanding balance due and the suit states a demand in the amount of

          $543,997, plus costs and reasonable attorney fees or the issuance of 583,090 shares of free trading CyberAmerica common stock. CyberAmerica acknowledges that some amount is owed and did tender to the Plaintiff a $20,000 check on October 25, 1999 in partial satisfaction of the debenture. Efforts by CyberAmerica to resolve the matter for a reasonable amount less than the demand were being pursued prior to the filing of an answer to the complaint. However an answer to the complaint has been filed and discovery is now being conducted at the present time.

          Possible Actions by Governmental Authorities

          Canton Illinois Property

          In January 2000, the United States Environmental Protection Agency ("EPA") forwarded to CyberAmerica and to Thistle Holdings, Inc. informing each corporation that the EPA has identified them as potentially responsible parties, as former owners or operators of the property, for reimbursement of all costs incurred by the EPA for actions taken pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Both corporations responded that they were not currently owners nor operators of the property (the City of Canton having taken title to the property) and that the materials identified as requiring removal, friable asbestos and asbestos-containing material, were placed on the site by owners prior to the acquisition of the property by either of these corporations. CyberAmerica declined to involve itself in the clean-up process, no response has been made by the EPA as of the date of the filing of this Form 10-KSB.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year 1999, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

The Company currently has no public trading market. The Company intends to file a Form 15c-(2)(11) in an effort to obtain a listing on the NASD over the counter bulletin board in the year 2000 in an effort to provide some liquidity for its shareholders and create a public market for the Company's securities. However, there is no guarantee that the Company will obtain a listing on the NASD over the counter bulletin board or that a public market for the Company' securities will develop, even if a listing on the NASD over the counter bulletin board is obtained.

Record Holders

As of March 30,2000, there were 28 shareholders of record holding a total of 275,423 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Revenues

Revenues for the year ended December 31, 1999 increased to $360,313 from $330,527 for the year ended December 31, 1998, an increase of 9%. The increase in revenues was attributable to an increase in occupancy.

Losses

Net losses for the year ended December 31, 1999 decreased to $253,455 from $281,157 for the year ended December 31, 1998, a decrease of $27,702.

The Company expects to continue to incur losses at least through fiscal 2000 and
there  can  be  no   assurance   that  the  Company  will  achieve  or  maintain
profitability or that its revenue growth can be sustained in the future.

Expenses

General and administrative expenses for December 31, 1999 and 1998 were $236,885 and $140,515, respectively. The reason for the $116,830 increase is primarily attributable to an increase in management fees because the Company was only obligated to pay for eight months worth of management fees in 1998 as opposed to a full year worth of management fees in 1999.

Depreciation and amortization expenses for the years ended December 31, 1999 and December 31, 1998 were $50,960 and $49,463, respectively. The increase was due to improvements and purchase of property and equipment.

The Company expects increases in expenses through 2000 as the Company steps up its effort to acquire additional properties and works towards finalizing its efforts to begin operating as a Villager Lodge franchisee.

For the years ended December 31, 1999 and 1998 the Motel's direct operating costs were $223,659 and $298,593 respectively, a decrease of $74,934. This decrease is primarily attributable to a decrease in the cost of contract labor as a result of less maintenance and repairs occurring in 1999.

Liquidity and Capital Resources

The Company has expended significant resources on renovating the Motel and maintenance because of the age and poor condition of the facility. The Company anticipates spending substantial amounts of capital in an effort to comply with the requirement of becoming a Villager Lodge franchisee. For example:

          o The Company paid an initial fee in the amount of $10,200 that consists of a $5,100 payment upon execution of the franchise agreement and a $5,100 payment as an initial fee.

          o With respect to future royalties, the Company will pay a royalty fee equal to 5% of the gross room revenues of the facility per month.

          o Additionally, the Company must construct, equip, and operate upon completion of the material terms of the franchise agreement an addition having at least 32 guest rooms to the then existing facility. The Company will not be required to pay an additional room fee for the addition.

          o The Company does not plan on installing kitchen facilities in the rooms. However, the Company will install kitchenette units in each guestroom consisting of a small refrigerator, a microwave, and a small work top area. The installation of the kitchenette units may cost up to $750 per room. The effect that the addition of kitchenette facilities to the guest rooms may have upon the restaurant is immaterial because the Company does not operate the restaurant. The Culinary Arts Institute of Louisiana, Inc. operates the restaurant and the Company does not receive a percentage of rent based upon the restaurant's sales.

          o With respect to additional utilities, the Company must, under the terms of the franchise agreement with Villager Lodge, supply cable television (including ESPN, CNN and one more premium movie channel) in each guest room within 90 days of entering the Villager Lodge system. The Company is also required, in its front office, to maintain two dedicated phone lines and a third phone line for Internet access. Additionally, the Company must install electrical outlets that have no more than four power receptacles that are of the 115 volt, 60 H, 3 prong type before installing the Villager Lodge Property Management System.

Cash flow used by operations were $227,726 for the year ended December 31, 1999, compared to cash flow provided for operations of $96,438 for the year ended December 31, 1998. Cash flows used in operating activities for the year ended December 31, 1999 are primarily attributable to settlement of debt for related party transaction shown as an account payable in the prior year.

Cash flow provided in financing activities was $239,385 for the year ended December 31, 1999, compared to net cash flows used of $19,038 for the year ended December 31, 1998. The Company had positive cash flow for the year ended December 31, 1999 as a result of the issuance of common stock to satisfy debt owed to a related party.

The Company has funded its cash needs from inception through December 31, 1999 with revenues generated from its operations and advances from its Parent Company. In addition, the Company may issue additional shares of its common stock pursuant to a private placement or registered offering, if necessary to raise additional capital.

Capital Expenditures

The Company made $8,100 and $71,926 in capital expenditures on property or equipment for the years ended December 31, 1999 and 1998, respectively.

The Company has a working capital deficiency at December 31, 1999 in the amount of $254,720. However, $215,908 of this working capital deficiency is owed to the Company's parent. The Company intends to fund the Motel's operations over the course of the next year with long term bank financing, increasing rental revenues from increased occupancy rates and/or equity financing in the form of a private placement offering. During 2000 the Company expects to spend up to $500,000 or more in capital improvements on renovations to the Motel. Anticipated capital expenditures will depend upon financing that is being sought for renovations. It is anticipated that the cost to make the initial renovations in each room of the Motel will be approximately $2,000 or $250,000 total. These initial renovations will include new paint, new carpeting, new door locks and replacing certain fixtures. The Company anticipates spending an additional
$2,000 to $3,000 per room after the initial renovations are made on new furnishings and updating the exterior of the building. The Company anticipates the source of these expenditures to come from equity offerings, bank financing, or loans from insiders and control persons of the Company. In the event that the Company is unable to obtain the necessary amount of capital, the Company may choose not to operate as a Villager Lodge and may operate as an independent motel until financing is obtained.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Known Trends, Events, or Uncertainties

Lodging Industry Operating Risks. The Company is subject to all operating risks common to the lodging industry. These risks include, among other things, (i) competition for guests from other hotels, a number of which may have greater marketing and financial resources than the Company, (ii) increases in operating costs due to inflation and other factors, which increases may not have been offset in recent years, and may not be offset in the future, by increased room rates, (iii) dependance on business and commercial travelers and tourism, which business may fluctuate and be seasonal, (iv) increase in energy costs and other expenses of travel which may deter travelers, and (v) adverse effects of general and local economic and weather conditions.

Capital Requirements and Availability of Financing. The Company's business is capital intensive, and it will have significant capital requirements in the future. The Company's leverage could affect its ability to obtain financing in the future to undertake remodeling or refinancings on terms and subject to conditions deemed acceptable to the Company. In the event that the Company's cash flow and working capital are not sufficient to fund the Company's expenditures or to service its indebtedness, it would be required to raise additional funds through the sale of additional equity securities, the refinancing of all or part of its indebtedness or the sale of assets. There can be no assurances that any of these sources of funds would be available in an amount sufficient for the Company to meet its obligations. Moreover, even if the Company were able to meet its obligations, its leveraged capital structure could significantly limit its ability to finance its remodeling program and other capital expenditures to compete effectively or to operate successfully under adverse economic conditions. Additionally, financial and operating restrictions contained in the Company's existing indebtedness may limit the Company's ability to secure additional financing, and may prevent the Company from engaging in transactions that might otherwise be beneficial to the Company and to holders of the Company's common stock. The Company's ability to satisfy its obligations will also be dependant upon its future performance, which is subject to prevailing economic conditions and financial, business and other factors beyond the Company's control.

General Real Estate Investment Risks. The Company's investments are subject to varying degrees of risk generally incident to the ownership of real property. Real estate values and income from the Company's current properties may be adversely affected by changes in national or local economic conditions and neighborhood characteristics, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters which may result in uninsured losses), acts of war, adverse changes in zoning laws and other factors which are beyond the control of the Company.

Value and Illiquidity of Real Estate. Real estate investments are relatively illiquid. The ability of the Company to vary its ownership of real estate property in response to changes in economic and other conditions is limited. If the Company must sell an investment, there can be no assurance that the Company will be able to dispose of it in the time period it desires or that the sales price of any investment will recoup the amount of the Company's investment.

Property Taxes. The Company's property is subject to real property taxes. The real property taxes on this property may increase or decrease as property tax rates change and as the property is assessed or reassessed by taxing authorities. If property taxes increase, the Company's operations could be adversely affected.

Risks of Remodeling / Expansion Strategy. The Company intends to pursue a strategy of growth through the remodeling of the Motel and may pursue a similar strategy in acquiring future properties. There can be no assurance that the Company will obtain adequate financing for the renovations nor can there be any assurance that renovations undertaken by the Company will be profitable. The construction of renovations that are not profitable could adversely affect the Company's profitability. The Company may in the future require additional financing in order to continue its renovation plans. There is no assurance that such additional financing, if any, will be available to the Company on acceptable terms.

Investment in Single Industry/Property. The Company is subject to risks inherent in investments in a single industry/property. The effects on the Company's revenues resulting from a downturn in the lodging industry would be more pronounced than if the Company had diversified its investments outside of the lodging industry.

Year 2000. The Year 2000 problem is a result of computer programs being written using two digits to define the applicable year. If not corrected, any programs or equipment that have time sensitive components could fail or create erroneous results. The Company has completed a review of its existing systems and has upgraded 100% of its existing system with hardware and software that purports to be Year 2000 compliant.

The Company believes that it is fully year 2000 complaint. The cost associated with the updating of the Company's computer systems was not material. The Company only uses a single personal computer for it day to day operations.

The Company currently has limited information concerning the year 2000 compliance status of its clients and associates. However, even if the Company's client's are not Year 2000 compliant the Company does not anticipate that any such noncompliance will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ITEM 7.    FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 1999 and 1998 are attached hereto as F-1 through F-10.

                          INDEX TO FINANCIAL STATEMENTS

Audited Financial Reports for the period ending December 31, 1999 and December 31, 1998.

Independent Auditor's Report.................................................F-1

Balance Sheet ...............................................................F-2

Statement of Operations......................................................F-3

Statements of Cash Flow......................................................F-4

Statement of Shareholder's Equity............................................F-5

Notes to Financial Statements................................................F-6

                           CROUCH, BIERWOLF & CHISHOLM
                          Certified Public Accountants
                          50 West Broadway, Suite 1130

                           Salt Lake City, Utah 84101

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Golden Opportunity Development Corporation:

We have audited the accompanying balance sheets of Golden Opportunity Development Corporation as of December 31, 1999 and 1998 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Opportunity Development Corporation as of December 31, 1999 and 1998 the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.


 /s/ Crouch Bierwolf & Chisholm

Crouch Bierwolf & Chisholm

Salt Lake City, Utah
March 21, 2000

                  GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
          (A Majority Owned Subsidiary of Diversified Holdings I, Inc.)


                                                  BALANCE SHEETS

                                                            December 31,
                                                    1999              1998
                                                ----------------  --------------
 ASSETS

 Current Assets
        Cash                                      $     10,027      $     6,468
        Prepaid Expenses                                 4,333                -
        Deposits                                         4,052            4,052
                                                ---------------  ---------------
        Total Current Assets                            18,412            10,520

        Property and Equipment, net                  2,556,526        2,599,386
                                                ---------------  ---------------
 TOTAL ASSETS                                     $  2,574,938      $ 2,609,906
                                                ===============  ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
        Accounts payable                          $     30,126      $    67,961
        Sales tax payable                                    -           24,514
        Security deposit note payable                        -            7,586
        Current portion of long-term obligations        27,098           25,524
                                                 --------------  ---------------
Total Current Liabilities                              273,132          364,808



Long-Term Obligations Net of Current Portion         1,808,938        1,840,360
                                                ---------------  ---------------
TOTAL LIABILITIES                                    2,082,070        2,205,168
                                                ---------------  ---------------
Stockholders' Equity
        Common stock, $.001 par value,
        50,000,000 shares authorized,
        255,423 and 100,000 issued and
        outstanding at December 31, 1999
        and 1998, respectively                             255              100
        Additional paid-in capital                   1,041,330          699,900
        Retained earnings (Deficit)                  (548,717)         (295,262)
                                                ---------------  ---------------
Total Stockholders' Equity                             492,868          404,738

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   2,574,938      $ 2,609,906
                                                ===============  ===============


                        See Notes to Financial Statements

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
              (A Majority Owned Subsidiary of Diversified Holdings, I, Inc.)
                             STATEMENTS OF OPERATION


                                                          Years Ended
                                                          December 31,
                                                     1999              1998
                                              --------------   ---------------
         Revenue

            Hotel Revenue                      $    321,193      $    291,407
            Lease Revenue                            39,120            39,120
                                              --------------   ---------------
         Total Revenues                             360,313           330,527

         Operating Expenses
            Hotel Direct Costs                      223,659           298,593
            General and administrative              236,885           140,515
            Depreciation                             50,960            49,463
            Interest expense                        102,264           123,113
                                              --------------   ---------------
         Total Operating Expenses                   613,768           611,684

         Net Loss                             $    (253,455)     $   (281,157)
                                              ==============   ===============
         Net Loss per share                    $      (1.22)      $     (2.81)
                                              ==============   ===============
         Weighted average shares outstanding        207,411           100,000
                                              ==============   ===============






                        See Notes to Financial Statements


                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
         (A Majority Owned Subsidiary of Diversified Holdings, I, Inc.)
                             STATEMENTS OF CASH FLOW



                                                                                    Years Ended
                                                                                    December 31,
                                                                           1999                     1998
                                                                     ------------------   ----------------

          Cash Flows from Operating Activities
                   Net Loss                                            $      (253,455)    $     (281,157)
                   Depreciation and Amortization                                50,960             49,463
                   Non-cash services through issuance of stock                  29,200                -
          Changes in Operating Assets and Liabilities net of effects from acquisitions
                   Deposits                                                        -                  948
                   Prepaid Expenses                                             (4,333)                 -
                   Accounts Payable                                            (17,998)            67,961
                   Accounts Payable-Related Party                                 -               239,223
                   Accrued Expenses                                            (32,100)            20,000
                                                                     ------------------   ----------------
          Net Cash Provided by (Used in) Operating Activities                 (227,726)            96,438
                                                                     ------------------   ----------------
          Cash flow from investing activities
              Purchase of fixed assets                                          (8,100)            (71,926)
                                                                     ------------------   ----------------
          Net Cash (Used) by investing activities                               (8,100)            (71,926)
                                                                     ------------------   ----------------
          Cash flow from financing activities

              Common Stock Issued for Debt                                     293,686                 -
              Common Stock Issued for Cash                                      18,700                 -
              Proceeds from note                                                   -                 7,586
              Repayment to parent                                              (43,153)                -
              Repayment of note                                                (29,848)            (26,624)
                                                                     ------------------   ----------------
          Net Cash (Used) by Financing Activities                              239,385             (19,038)
                                                                     ------------------   ----------------
          Net Increase (Decrease) in Cash                                        3,559               5,474
                                                                     ------------------   ----------------
          Cash at Beginning of Period                                            6,468                 994

          Cash at End of Period                                          $      10,027      $        6,468
                                                                     ==================   ================


                                              See Notes to Financial Statements


                                                   GOLDEN OPPORTUNITY  DEVELOPMENT  CORPORATION
                                        (A Majority Owned Subsidiary of Diversified  Holdings, I, Inc.)
                                                       STATEMENT OF SHAREHOLDERS' EQUITY



                                                      Common Stock         Additional        Accumulated
                                                 Amount        Shares    Paid-in Capital       Deficit             Total
                                               ------------ ----------   --------------    --------------      -----------
Balance, December 31, 1997                      100,000      $  100         $ 699,900        $ (14,105)        $ 685,895


Net Loss for period ended December 31, 1998         -            -                -           (281,157)         (281,157)

Balance, December 31, 1998                      100,000         100           699,900         (295,262)          404,738

Common Stock issued for Debt/Additional
contributed capital (Related Party)             112,523         112           293,573                 -          293,685

Common Stock issued for Cash

Common Stock issued for Services                 29,200          29            29,171                 -           29,200

Net Loss for period ended December 31, 1999         -            -                -           (253,455)         (253,455)
                                                --------     --------      -----------      ------------       ----------
Balance, December  31, 1999                     255,423      $  255       $ 1,041,330       $ (548,717)       $  492,868
                                                ========      ======       ===========       ===========       ==========










                        See Notes to Financial Statements

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
          (A Majority Owned Subsidiary of Diversified Holdings I, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 1:   ORGANIZATION AND OPERATIONS

Organization and Operations

Golden Opportunity Development Corporation ("Company") was incorporated on May 7, 1997 under the laws of the state of Louisiana. As of December 31, 1999 the Company is a majority owned subsidiary of Diversified Holdings I, Inc. The Company owns and manages a hotel located in Baton Rouge, Louisiana.

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The accompanying financial statements have been prepared on the accrual method using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company reports income and losses for financial reporting and income tax purposes on the accrual method of accounting in accordance with Financial Accounting Standards ("FAS").

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements assets and liabilities involve extensive reliance on management's estimates. Actual results could differ from those estimates.

Earnings (Loss) Per Share

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally estimated as follows: buildings, 20 to 39 years, leasehold improvements, 20 years, and vehicles, 5 years. Deprecation expenses for December 31, 1999 and 1998 were $50, 960 and $49,463, respectively. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations. Expenditures for maintenance and repairs are expended as incurred; additions and improvements are capitalized.

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
          (A Majority Owned Subsidiary of Diversified Holdings I, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------------------

The Company reviews quarterly its properties in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long Lived Assets" to determine if its carrying costs will be recovered from future operating cash flows. In cases where the Company does not expect to recover its carrying costs, the Company recognizes an impairment loss.

The balances of the major classes of assets as of the balance sheet dates were as follows:

                                            December 31            December 31,
                                            1999                    1998
                                       --------------        ----------------

      Building                            $1,800,000            $1,800,000

      Land                                   800,000               800,000

      Leasehold Improvements                  61,225                53,125

      Furniture and Fixtures                   9,170                  9,170

      Vehicles                                 9,631                 9,631
                                         -----------           -----------
                                           2,680,026             2,671,926

      Less - Accumulated Depreciation       (123,500)              (72,540)

                                         $ 2,556,526           $ 2,599,386
                                            ===========           ===========

Revenue Recognition

Motel rental revenue and lease revenue for the Company are reported on an accrual method of accounting. Revenue is recognized when the earning process is complete and an exchange has taken place. Revenue for each room rental is recognized at the point of sale. Revenue from credit sales is recorded at the full amount. Bad debts from uncollectible credit sales or insufficient funds on checks are immaterial and account for less than 1% of rental revenue. If a customer refused to pay for a room rental because of unsatisfactory service, then the room rental would not be recorded as a sale. Thus, there is no provision for return privileges because there is no uncertainty that a motel room will be returned (FAS No. 48).

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (`SAB") No. 101, "Revenue Recognition in Financial Statements." The Staff determined that a lessor should defer recognition of contingent rental income until the specified target that triggers the contingent rental income is achieved. The Company recognizes lease revenue on an accrual basis. The lease revenue is based on a month-to-month lease and revenue is only recognized after it is received. Accordingly, SAB No. 101 will not have an impact on the Company.

Income Taxes

The Company reports income and losses for financial reporting and income tax purposes in accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
          (A Majority Owned Subsidiary of Diversified Holdings I, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------------------

financial accounting and reporting for income taxes. FAS 109 requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. The Statement requires that deferred income taxes be provided to reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by current tax laws and regulations. A valuation allowance is established, when needed, to reduce deferred tax assets to the amount expected to be realized.

No provision for income taxes has been recorded due to operating loss carryforwards totaling approximately $400,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2012. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused.

Deferred tax assets and the valuation account is as follows at December 31, 1999:

            Deferred tax asset:
                     NOL carryforward                 $     136,000
                     Valuation allowance              $    (136,000)
                                                      --------------
            Total                                     $          -

NOTE 3:   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following are supplemental disclosures of cash flow information:

1. Cash paid for interest was $111,174 and $123,113, for December 31, 1999 and 1998, respectively.


2. On May 31, 1997 the Company received a mortgage note from James A. Thom III, M.D., and Evelyn M. Thom, for the sum of $1,900,000 payable in 360 consecutive monthly installments, namely, 359 installments of $11,391.46 and one final installment, the 360th, for the balance due.

3.       Common stock was issued for the following purposes:


                                                       1999                      1998
                                                Shares          Amount     Shares       Amount


      Issued for debt                          112,523    $    293,685       -             -

      Issued for cash                           13,700          18,700       -             -

      Issued for services                        1,200           1,200       -             -

      Issued for services - related party       29,200          29,200       -             -
                                             ----------   -------------  ---------- ---------

                                               155,423        $341,585       -             -
                                             ==========   =============  ========== =========

No stock was issued for the debt or services in 1998.

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
          (A Majority Owned Subsidiary of Diversified Holdings I, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 4: LONG-TERM DEBT

Long-term debt consists of the following at:

                                                             December 31,
                                                         1999            1998

Note payable in the original amount of $1,900,000,
bearing interest at 6% for 30 years, with monthly
payments of $11,391, secured by hotel property.      $ 1,836,036    $ 1,865,884

Less:  Current portion                                   (27,098)       (25,524)
                                                     ------------  -------------

Total Long Term Notes Payable                        $ 1,808,938    $ 1,840,360
                                                     ============   ============

Scheduled principal reductions are as follows:

                December 31, 2000        27,098
                December 31, 2001        28,769
                December 31, 2002        30,544
                December 31, 2003        32,427
                December 31, 2004        34,427
                Thereafter            1,682,771


NOTE 5:   RELATED PARTY TRANSACTION

The Company pays a monthly management fee to its parent Company, Diversified Holdings I, Inc., in the amount of $10,000. Diversified Holdings I, Inc. also pays expenses on behalf of the Company, resulting in a payable at the end of the period of $215,908.

The Company issued 28,000 shares of common stock to 3 directors for consulting services. These shares were valued at $1.00 per share.

Pursuant to SFAS 123, paragraph 8, the Company's policy for accounting for issuance of stock for goods or services is based on the fair value of the consideration received.

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
          (A Majority Owned Subsidiary of Diversified Holdings I, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 6:   MANAGEMENT AGREEMENTS & FEES

Management's belief is that the $10,000 management fee paid to Innovative Property Development Corporation and now Diversified Holdings, Inc., reflects all costs incurred by the parents or others. This $10,000 fee has been recorded on the Company which have not been reflected on the Company's financials. The management fee includes the costs of the following services provided:

1) Collection of all rents and payments of all costs and expenses of maintenance
2) Promote and lease available space and motel rooms 3) Select and obtain tenants, execute leases, extensions, and renewals 4) Legal consulting and services (from parent for staff attorneys) 5) Keep and maintain property (repairs and maintenance) 6) Customary services for leased property 7) Engage and discharge employees for maintenance, onsite management, and maintenance of the property. 8) Make arrangements for the insurance of the property 9) Maintain accurate records of all transactions 10) Create monthly accounting records of all revenues and expenses. For further detail, please see Exhibit 6(i) for the complete management agreement. All other costs of doing business are reflected in the Company's financial statements.

NOTE 7:   LEASE AGREEMENTS

Currently, the Company leases the entire first floor of Building C of the General Lafayette Inn, with two classrooms on the second floor, approximately 5067 square feet, to Culinary ARTS Institute of Louisiana, Inc. The current lease is operated month to month and may be cancelled on 30 day notice by either party, with monthly lease payments of $3,260. The Company does not pay any of the direct costs associated with the leased property. As of the balance sheet date, the Company is in negotiations with the Culinary ARTS Institute of Louisiana, Inc. to enter into a one year commercial lease for monthly lease payments of $3,500.

For December 31, 1999 and 1998, rental revenues from this leased property included in income were $39,120 and $39,120, respectively.


NOTE 8:  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of operating at a loss and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is managements's plan to reduce expenses and increase revenues through capital improvements to the property. The Company's parent plans to finance the capital improvements.

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
          (A Majority Owned Subsidiary of Diversified Holdings I, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 9:   COMPENSATORY BENEFIT PLANS

Pursuant to Rule 701 of the Securities Act of 1993 for services for consultants and advisors, the Company has established the following stock option plan, pursuant to a board resolution of the Board of Directors:

         --1999 Benefit Plan, whereby, the total value of shares issued pursuant to this plan shall not exceed a value of greater than Five Hundred Thousand dollars ($500,000), the Company may issue common stock or grant options to acquire the Company's common stock to employees, directors, officers, consultants, or advisors, including individuals who contribute to the Company but are not employees, provided that bona fide services are rendered. The purpose of the plan is to aid the Company in maintaining and developing a management team, attracting qualified officers and employees, and rewarding those individuals who have contributed to the success of the Company. However, at December 31, 1999, the total value of shares available was Four Hundred Fifty Thousand Eight Hundred ($450,800).

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company has had no changes in or disagreements with its accountants in its two most recent fiscal or any later interim period.

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS



The Officers and Directors of the Company as of December 31, 1999 are as follows:

Name                       Age            Position

Richard D. Surber          27             President & Director

Svetlana Senkovskaia       39             Secretary/Treasurer and Director

John Fry                   66             Director

Richard D. Surber graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law; including securities, taxation, and bankruptcy. He has been an officer and director of several public companies which include: CyberAmerica Corporation, a substantial shareholder of the Company (president and director from 1992 to the present). CyberAmeriuca Corporation is holding company whose subsidiaries invest in real estate and provide financial consulting services; Chattown.com Network (f.k.a Vaxcel, Inc.), which is unrelated to the Company (president and director form June, 1999 to the present). Chattown.com Network, Inc. currently has no operations but intends to acquire an internet company by March 30, 2000; Kelly's Coffee, Group, Inc., is a shell company whose plan is to acquire an unidentified company(president and director from May, 1999 to the present); Innovative Property Development Corporation ("IPDC"), N.K.A. China Mall USA.com., Inc. was a former subsidiary of CyberAmerica Corporation. It currently is a non reporting Chinese Internet company (president and director 1992 to June, 1999); Eurotronics Corporation, F.K.A. Hamilton Exploration, Inc., was a shell company which is currently unrelated to the Company (president and director 1994-1996). Its current operations if any are not known; Area Investment Development Company, which is unrelated to the Company was a shell company (president and director 1994-1996). Its has recently acquired an Internet company whose content revolves around religious events; Youthline USA, Inc., F.K.A. Ult-i-Med Health Centers, Inc., was a non reporting shell company that acquired an educational company which distributes education newspapers to children in grades K-12 (secretary and director from April 6, 1999 to July 29,1999); Premier Brands, Inc., was and remains a shell company (president and director April, 1998 - September, 1998) and Golden Opportunity Development Corporation, a wholly owned subsidiary of CyberAmerica Corporation, (president and director from September, 1999 to present). Its operations consist of operating a 1324 room hotel in Baton Rouge, Louisiana Mr. Surber is also the President and a Director of several private shell companies that intend to become fully reporting public companies.

Svetlana Senkovskaia is 39 years old and graduated from Leningrad University in Leningrad, Russia with a Master's Degree in Chemistry. Since 1997 Ms. Senkovskaia has been the property manager of the Company's Motel, the General Lafayette. Additionally, Ms. Senkovskaia has been a director of the Company for approximately four months. Prior to her affiliation with the Company and the Motel, Ms. Senkovskaia was a property manager for four years for Oasis International, Inc. Ms. Senkovskaia's term of office as one of the Company's directors is for one year or until each year's annual meeting of the shareholders.

John Fry is 66 years old and has been a retired executive for the past five years. Prior to his retirement, Mr. Fry was a the Vice President of Firestone Tire Company for over 35 years. Presently, Mr. Fry on a part time basis acts as a business consultant and an outside director to the Company. Mr. Fry's term of office as one of the Company's directors is for one year or until each year's annual meeting of the shareholders.

Allen Wolfson has never been named as an officer or director of the Company. He may, however, have significant influence and "control" (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) over the affairs of the Company by virtue of Mr. Wolfson's beneficial ownership of over 5% of the Company's Common Stock and the potential influence Mr. Wolfson has with respect to the Company's parent. For more information on Mr. Wolfson, see "Item 7. Certain Relationships and Related Transactions."

Additionally, Mr. Wolfson is the uncle of Richard Surber, the Company's chief executive officer, president and director. Mr. Wolfson obtained a B.S. in Marketing from the University of Southern Florida in 1968 and in 1970 he graduated with an M.A. in Distributive Vocational Education. Mr. Wolfson has worked 59 credit hours toward an M.B.A. from Troy State University in Montgomery, Alabama. He has also been a licensed general contractor and a real estate agent and developer. Mr. Wolfson has been the sole owner of A-Z Professional Consultants, Inc. since April 11, 1990 and has been a professional consultant for various public and private companies for 20 years. A-Z has been a consultant to the Company's parent since 1992 and has been a significant beneficial owner of the Company's parent Common Stock since that time. A-Z locates potential business opportunities, primarily related to real estate transactions, on behalf of the Company's parent. While Mr. Wolfson has no formal authority to act on behalf of the Company, the influence he exerts on the Company through this consulting arrangement gives Mr. Wolfson potential control over the Company's operations.

Furthermore, Mr. Wolfson is the sole shareholder and 100% owner of A-Z Oil, L.L.C., a Utah Limited Liability Company, that provides consulting services to its clients. A-Z Oil, owns approximately 7.3% of the Company's common stock.

In 1986, Mr. Wolfson was convicted of violating 18 U.S.C.ss.371; 18 U.S.C.ss.ss.1001 and 1002; and 18 U.S.C.ss.ss.1014 and 1002 in the U.S. District Court for the Middle District of Florida, Tampa Division (the "Florida Court"). Mr. Wolfson was on probation for these offenses until January 23, 1999.

On  October  9,  1996,  the  Securities   and  Exchange   Commission   initiated
administrative proceedings in the Southern District of New York against Mr. Wolfson based upon allegations that he violating Section 10b of the Securities Exchange Act of 1934. The allegations involved a payment allegedly made to an undercover agent of the Federal Bureau of Investigation, who was posing as a broker, for the purchase of stock in an unaffiliated corporation. The administrative matter is still pending, but no material developments have occurred since it was filed in October 1996.

ITEM 10.    EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during 1998 or 1997. The following table and the accompanying notes provide a summary of compensation paid since the Company's inception on May 7, 1997 concerning cash and noncash compensation paid or accrued by the Company's president.


                                            SUMMARY COMPENSATION TABLE

                                    Annual Compensation                               Long Term Compensation
                                                                               Awards             Payout
                                                                     Restricted     Securities
Name and                                           Other Annual         Stock       Underlying       LTIP        All Other
Principal         Year      Salary      Bonus      Compensation       Award(s)        Options       payout     Compensation
Position                     ($)         ($)            ($)              ($)          SARs(#)        ($)            ($)
--------------- -------- ------------ ---------- -----------------  ------------- --------------- ---------- -----------------

Richard D.(3)     1999        -          -               -              25,000           -            -               -
Surber,           1998        -          -               -                 -             -            -               -
President/CEO

Charles K.(4)     1998        -          -               -                 -             -            -               -
Wilkerson,        1997        -          -               -                 -             -            -               -
President
--------------- -------- ------------ ---------- -----------------  ------------- --------------- ---------- -----------------


Compensation of Directors

The Company's directors are currently not compensated for their services as director of the Company.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of March 29, 2000, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding Common Stock, by each director, and by all executive officers and directors as a group.




                      [THIS SPACE LEFT BLANK INTENTIONALLY]




--------

     (3) Richard Surber was appointed as President, Director and Chief Executive Officer on April 30th, 1998. 4 Charles Wilkerson resigned as President and Director on April 30th, 1998.


  Title of Class             Name and Address of                  Amount and nature of             Percent of Class
                            Beneficial Ownership                  Beneficial Ownership
      Common             Richard D. Surber, Director                   188,523(5)                      68.4%
       Stock            268 West 400 South, Suite 300
  .001 Par Value         Salt Lake City, Utah 84101

      Common                Svetlana Senkovskaia                         2,000                          0.7%
       Stock                427 Lafayette Street
  .001 Par Value            Baton Rouge, LA 70802

      Common                      John Fry                               1,000                          0.4%
       Stock                 3619 Lakeview Road
  .001 Par Value            Carson City, NV 89703

      Common            Diversified Holdings I, Inc.(6)                163,523                         59.4%
       Stock            268 West 400 South, Suite 300
  .001 Par Value         Salt Lake City, Utah 84101

      Common               The Smith Family Trust(7)                    24,500                          8.9%
       Stock                427 Lafayette Street
  .001 Par Value            Baton Rouge, LA 70802

      Common             San Pedro Securities, Ltd.(8)                  24,500                          8.9%
       Stock                 Box 87, Punta Gorda
  .001 Par Value           Belize, Central America

      Common                    A-Z Oil, LLC(9)                         20,000                          7.3%
       Stock            268 West 400 South, Suite 300
  .001 Par Value         Salt Lake City, Utah 84101

      Common             All Executive Officers and                    191,523                         69.5%
       Stock                Directors as a Group
  .001 Par Value               (Three persons)
-----------------     -----------------------------------   -------------------------------   -----------------------


---------------
     (5) Richard Surber owns 25,000 shares of common stock and is also President and Director of Diversified Holdings I, Inc. which owns 163,523. As a result of his position he has voting control over a total of 188,523 shares of common stock.

     (6) The natural person with voting/investment power over Diversified Holdings I, Inc. is Richard Surber.

     (7) The natural person with voting/investment power over the Smith Family Trust is Brad Smith.

     (8) The natural person with voting/investment power over San Pedro Securities, Ltd. is Laura Olsen.

     (9) The natural persons with voting/investment power over A-Z Oil, LLC., are BonnieJean C. Tippetts and Allen Wolfson.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 16th, 1999, the Company issued of 112,523 common shares to Innovative Property Development Corporation f/k/a TAC, Inc. at $2.00 per share for payment of $293,686.11 in debt owed to Innovative Property Development Corporation f/k/a TAC, Inc. by the Company. At the time of the transaction Innovative Property Development Corporation was a 59.4% shareholder of the Company(10).

On April 30th, 1999 the Company entered into a Management Agreement with the Parent Company. Richard D. Surber acts as President and Director of both the Parent Company and the Company. The Company agreed to compensate Diversified Holdings I, Inc. $10,000 per month plus 5% of net income, if any, in excess of $5,000 in return for management services provided by Diversified Holdings I, Inc.(11)

Ownership of the Company is multi-layered. Accordingly, CyberAmerica Corporation is the parent company of Diversified Holdings 1, Inc. CyberAmerica owns 90% of Diversified Holdings 1, Inc.'s common stock. In turn, Diversified Holdings 1, Inc. is the beneficial owner of 59.4% of the Company.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 23 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K: During the year 1999, the Company did not file any Form 8-K's.






--------

     (10) The issuance of 112,523 shares to Innovative Property Development Corporation, a related party, on March 16, 1999 has been valued at the market value of $2.00 per share. The remaining debt owed by the Company to Innovative Property Development Corporation, $68,640 was recorded as contributed capital.

     (11) Richard Surber was not the sole or direct beneficiary of the $10,000. Canton Financial Services Corporation, a sibling corporation to the Company, pays Mr. Surber a salary. The $10,000 went directly to Diversified Holdings I, Inc. to cover management expenses.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March 2000.


                                                 Golden Opportunity Development

                                                      /s/ Richard Surber
                                                     --------------------------
                                                 Name: Richard D. Surber
                                                 Title: President and Director


Signature                               Title                        Date

   /s/ Richard Surber
----------------------------
Richard D. Surber                President and Director       March 29, 2000.




   /s/ Svetlana Senkovskaia
----------------------------
Svetlana Senkovskaia             Secretary and Director       March 29, 2000.




   /s/ John Fry
----------------------------
John Fry                         Director                     March 29, 2000.

ITEM 2. DESCRIPTION OF EXHIBITS.


                               INDEX TO EXHIBITS

Exhibit

No. Page No.                    Description

2(i) * Articles of Incorporation of the Company dated May 7, 1997. (Incorporated by reference filed with the Company's For 10-SB/A-1on March 23, 2000).

2(ii)* Amended  Articles of  Incorporation  of the Company dated April 26, 1999.
       (Incorporated by reference filed with the Company's Form 10-SB/1 on March 23 2000).

2(iv)* By-laws of the Company. (Incorporated by reference filed with the Company's Form 10-SB/A-1on March 23, 2000).

27     Financial Data Schedule "CE"

Material Contracts

Exhibit

No. Page No.        Description

6(i) * Management  Agreement  between the Company and Diversified  Holdings,  I,
       Inc. dated April 30, 1999. (Incorporated by reference filed with the Company's For 10-SB/A-1on March 23, 2000).

6(ii)* Franchise  Agreement between the Compan and Villager  Franchise  Systems,
       Inc. (Incorporated by reference filed with the Company's Form 10-SB/A-1 on March 23, 2000).