Form 10QSB
period 2000-03-31
GOLDEN OPPORTUNITY DEVELOPMENT CORP
filed 2000-05-12
CIK 1083162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transitionperiod from ______to______.

         Commission file number:000-27691
                                ---------


                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
                   -------------------------------------------
        (Exact name of small business issuer as specified in its charter)





           Louisiana                                     87-00067813
          -----------                                   ------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)





            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
            ---------------------------------------------------------
               (Address of principal executive office)       (Zip Code)


                                 (801) 575-8073
                           --------------------------
                           (Issuer's telephone number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes XX           No

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2000 was 255,423.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............2


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES.....................................................................7

INDEX TO EXHIBITS..............................................................8











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Golden Opportunity Development Corporation, a Louisiana corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.

                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                   Golden Opportunity Development Corporation
                             Condensed Balance Sheet

                                                                          March 31, 2000               December 31,
                                                                            (Unaudited)                    1999
                                                                       ---------------------      ----------------------
ASSETS

      Current Assets:                                                $                          $
            Cash and cash equivalents                                                 13,348                      10,027
            Deposits                                                                   4,052                       4,052
            Prepaid Expenses                                                           4,333                       4,333
            Other                                                                          -                           -
                                                                       ---------------------      ----------------------
                 Total current assets                                                 21,733                      18,412

      Property and Equipment (net of depreciation)                                 2,546,419                   2,556,526

TOTAL ASSETS                                                         $             2,568,152    $              2,574,938
                                                                       =====================      ======================

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:

            Accounts payable                                         $                24,249    $                 30,126
            Accounts payable-related party                                           316,799                     215,908
            Taxes payable                                                                969                           -
            Current portion of Long Term Obligations                                  20,961                      27,098
                                                                       ---------------------      ----------------------
                 Total current liabilities                                           362,978                     273,132

      Long Term Obligations (net of current portion)                               1,803,908                   1,808,938
                                                                       ---------------------      ----------------------

TOTAL LIABILITIES                                                                  2,166,886                   2,082,070

      Stockholders' equity

            Common stock $.001 par value shares,  10,000,000 shares
            authorized;255,423 shares issued and outstanding
            on March 31, 2000 andDecember 31, 1999,                                      255                         255
            Additional paid in capital                                             1,041,330                   1,041,330
            Retained Earnings (Deficit)                                             (640,319)                   (548,717)
                                                                       ---------------------      ----------------------
                 Total stockholders' equity                                          401,266                     492,868
                                                                       ---------------------      ----------------------

TOTAL LIABILITIES AND EQUITY                                         $             2,568,152    $              2,574,938
                                                                       =====================      ======================






                        See notes to financial statements

                   Golden Opportunity Development Corporation
                  Unaudited Condensed Statements of Operations

                                                         Three Months Ended             Three Months Ended
                                                           March 31, 2000                 March 31, 1999
                                                           --------------                 --------------
REVENUE

      Hotel Revenue                              $                    67,636    $                    87,001
      Lease Revenue                                                   13,320                          1,039
                                                    ------------------------      -------------------------
            Total Revenue                                             80,956                         88,040

EXPENSES

      Hotel Direct Costs                                             123,038                         76,135
      Selling, general and administrative                             10,440                          3,479
      Depreciation                                                    10,424                         10,740
      Interest Expense                                                28,656                         28,002
                                                    ------------------------      -------------------------
                 Total Operating Expenses                            172,558                        118,356
                                                    ------------------------      -------------------------

NET LOSS                                         $                   (91,602)   $                   (30,316)
                                                    ========================      =========================

BASIC AND DILUTED LOSS PER
COMMON SHARE                                     $                     (0.36)   $                     (0.30)
                                                    ------------------------      -------------------------

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING                                           255,423                        100,000
                                                    ========================      =========================





                        See notes to financial statements

                   Golden Opportunity Development Corporation
                  Unaudited Condensed Statements of Cash Flows

                                                                                    Three Months            Three Months
                                                                                    Ended March             Ended March
                                                                                      31, 2000                31, 1999
                                                                                 ------------------      ------------------
CASH FLOWS FROM OPERATION ACTIVITIES

     Net loss                                                                 $             (91,602)   $            (30,316)
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
          Depreciation and amortization                                                      10,107                  10,740
     Changes in operating assets and liabilities (net of effect from acquisitions)
          Deposits                                                                                -                       -
          Accounts Payable                                                                   (5,877)                (45,633)
          Accounts Payable-Related Parties                                                  100,891                  46,011
          Accrued Expenses                                                                      969                  36,951
               Total adjustments                                                            106,089                  48,069
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                                                                                   14,487                  17,753
                                                                                 ------------------      ------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
     Purchase of additional leasehold improvements                                                -                  (8,100)
                                                                                 ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Contributed Capital                                                                          -                       -
     Common Stock Issued for Debt                                                                 -                       -
     Common Stock Issued for Cash                                                                 -                       -
     Proceeds from Notes                                                                          -                       -
     Payments of Notes                                                                      (11,167)                 (7,672)
                                                                                 ------------------      ------------------
NET CASH PROVIDED (USED) BY FINANCING
ACTIVITIES                                                                                  (11,167)                 (7,672)
                                                                                 ------------------      ------------------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                                   3,321                   1,981

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                                                       10,027                   6,468
                                                                                 ------------------      ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $              13,348    $              8,449
                                                                                 ==================      ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
     Cash paid during the period for interest                                 $              28,656    $             28,002
                                                                                 ------------------      ------------------



                        See notes to financial statements

                   Golden Opportunity Development Corporation
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1999. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2000.

2.  Related Party Transaction

During the quarter ended March 31, 2000, the Company's parent and/or related entities advanced $ 100,891 to cover operating deficiencies. The total amount payable owed to related parties at March 31, 2000 was $ 316,799.

3.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Therefore, those footnotes are included herein by reference.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Motel currently has an occupancy rate of approximately 58% of its rentable rooms. However, the Company expects this rate to increase once the renovations are complete and the Motel becomes a Villager Lodge. The Motel generates average monthly rental revenues of approximately Twenty-Two Thousand Five Hundred Forty-Five Dollars ($22,545) and approximately Four Thousand Four Hundred Forty Dollars ($4,440) are generated from leases on other property . The Motel's current occupancy rate, based upon the number of available rooms, is as mentioned above, approximately 58%. The current number of available rooms is 74. The Motel's low occupancy rate is due in part to the fact that the Motel is in need of substantial repairs including repairs to sixty (60) rooms that are not rentable. If these sixty (60) unrentable rooms are added into the calculation of the Motel's occupancy rate, the Motel would have an occupancy rate of only 32%. The Company is in the process of renovating approximately one room a month until it obtains sufficient financing to renovate the entire Motel. At the time the Company acquired the Motel, approximately 40 rooms were rentable out of a total of 134 rooms. The neighborhood in which the Motel is located was considered economically depressed prior to the Company's acquisition of the Motel. However, the neighborhood over the last couple of years has been in the process of being revitalized. The Company suspects that the Motel's poor condition was the result of the Motel's prior inability to generate sufficient revenues to make the necessary upgrades, repair and improvements to properly maintain the property. The Motel's inability to generate sufficient revenues historically was most likely the result of the formerly depressed local economy. The Company has been unable to find adequate financing to fully renovate the Motel to date.

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

Results of Operations

Revenues

Revenues for the quarter ended March 31, 2000 decrease to $80,956 from $88,040 for the quarter ended March 31, 1999, a decrease of 8%. The decrease in revenues was attributable to a decrease in occupancy.

Losses

Net losses for the quarter ended March 31, 2000 increased to $91,602 from $30,316 for the quarter ended March 31, 1999, an increase of $61,286. The increase in losses is attributable to to an increase in repair expenses and a decrease in rental revenues.

The Company expects to continue to incur losses at least through fiscal 2000 and
there  can  be  no   assurance   that  the  Company  will  achieve  or  maintain
profitability or that its revenue growth can be sustained in the future.

Expenses

General and administrative expenses for quarters ended March 31, 2000 and March 31, 1999, were $10,440 and $3,479, respectively. The reason for the $6,961 increase is primarily attributable to audit costs incurred to meet the reporting requirements of the Securities Exchange Act of 1934.

Depreciation and amortization expenses for the quarters ended March 31, 2000 and March 31, 1999 were $10,424 and $10,740 , respectively. The decrease was due to recalculation of depreciation lifes and slight adjustments in amortization schedules and valuations.

The Company expects increases in expenses through 2000 as the Company steps up its effort to acquire additional properties and works towards finalizing its efforts to begin operating as a Villager Lodge franchisee.

For the quarters ended March 31, 2000 and March 31, 1999, the Motel's direct operating costs were $123,038 and $76,135 respectively, an increase of $46,903. This increase is primarily attributable to expenses relating to needed repairs and increase in general maintenance to improve the facility in anticipation of operation as a Villager Lodge franchisee.

Liquidity and Capital Resources

The Company has expended significant resources on renovating the Motel and maintenance because of the age and poor condition of the facility. The Company anticipates spending substantial amounts of capital in an effort to comply with the requirement of becoming a Villager Lodge franchise.

Cash flow used by operations were $14,487 for the quarter ended March 31, 2000, compared to cash flow provided for operations of $17,753 for the quarter ended March 31, 1999. This decrease in cash flows used in operating activities for the quarter ended March 31, 2000 is primarily attributable to the increase in losses due to the factors previously discussed.

Cash flow used by investing activities were $0 for the quarter ended March 31, 2000, compared to cash flow used by investing activities of $8,100 for the quarter ended March 31, 1999. This decrease in cash flows used by investing activities for the quarter ended March 31, 2000 is primarily attributable to not performing capital expenditures as was done in the previous period.

Cash flow used in financing activities was $11,167 for the quarter ended March 31, 2000, compared to net cash flows used of $7,672 for the quarter ended March 31, 1999. The Company's cash flow used in financing activities increased due to the fact that the Company was able to retire more debt than it could in the previous year.

The Company has funded its cash needs from inception through March 31, 2000 with revenues generated from its operations and advances from its Parent Company. In addition, the Company may issue additional shares of its common stock pursuant to a private placement or registered offering, if necessary to raise additional capital.

Capital Expenditures

The Company made $0 and $8,100 in capital expenditures on property or equipment for the quarters ended March 31, 2000 and 1999, respectively.

The Company has a working capital deficiency at March 31, 2000 in the amount of $341,245. However, $316,799 of this working capital deficiency is owed to the Company's parent. The Company intends to fund the Motel's operations over the course of the next year with long term bank financing, increasing rental revenues from increased occupancy rates and/or equity financing in the form of a private placement offering.

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

The Company believes that it is fully year 2000 complaint. The cost associated with the updating of the Company's computer systems was not material. The Company only uses a single personal computer for it day to day operations and as of the date of the filing of this 10-QSB, the Company has not experienced any year 2000 related computer problems.

The Company currently has limited information concerning the year 2000 compliance status of its clients and associates. However, even if the Company's client's are not Year 2000 compliant the Company does not anticipate that any such noncompliance will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b)  Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of May 2000.

Golden Opportunity Development Corporation


By:    /s/ Richard Surber                                May 12, 2000
------------------------------
       Richard Surber

Its:   President, Chief Executive Officer and
        Director

                                INDEX TO EXHIBITS

Exhibit
No.       Page No.    Description
-------   --------    -----------
2(i)         *      Articles of  Incorporation of the Company dated May 7, 1997.
                    (Incorporated  by reference  filed with the  Company's  Form
                    10-SB/A-2 on May 2, 2000).

2(ii)        *      Amended Articles of Incorporation of the Company dated April
                    26,  1999.   (Incorporated   by  reference  filed  with  the
                    Company's Form 10-SB/2 on May 2, 2000).

2(iv)        *      By-laws of the Company.  (Incorporated  by  reference  filed with the Company's Form 10- SB/A-2 on May 2, 2000).

27           9      Financial Data Schedule "CE".

Material Contracts

Exhibit
No.       Page No.    Description
-------   --------    -----------
6(i)        *       Management  Agreement  between the  Company and  Diversified
                    Holdings, I, Inc. dated April 30, 1999. (Incorporated by reference filed with the Company's Form 10-SB/A-2on May 2,
                    2000).

6(ii)       *       Franchise   Agreement   between  the  Company  and  Villager
                    Franchise Systems, Inc. (Incorporated by reference filed with the Company's Form 10-SB/A-2 on May 2, 2000).