Form 10KSB/A
period 1999-12-31
GOLDEN OPPORTUNITY DEVELOPMENT CORP
filed 2000-06-23
CIK 1083162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

         Commission file number: 0-27691
                                 -------

                   Golden Opportunity Development Corporation
                   ------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           Louisiana                                     87-0067813
          -----------                                   -----------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)


             268 West 400 South Salt Lake City, Utah       84101
       ------------------------------------------------------------------
          (Address of Principal Executive Offices)       (Zip Code)

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

                                    Yes   X                   No
                                        -----

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

                                TABLE OF CONTENTS

                                                                        Page No.
                                     PART I

Item 1.       Description of Business..........................................1

Item 2.       Description of Property Management's Discussion
              and Analysis or Plan of Operation................................8

Item 3.       Legal Proceedings................................................9

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

C.       Leasable Commercial Space on the Company's Property

The property upon which the Motel sits also contains approximately 15,000 square feet of leaseable commercial space of which approximately 33 % is currently occupied by tenants. The Company currently leases approximately 5,067 square

--------------------

     (1) The Villager Lodge promotional package that the Company received prior to its decision to enter into the franchise agreement with Villager Lodge states that Villager Lodge guarantees that its franchisees will have an occupancy rate of at least 70% of their rentable rooms by their second year of operation as a Villager Lodge or they will not have to pay a royalty fee to Villager Lodge during their third year of operation as such. Accordingly, the Company believes that Villager Lodge will be able to fill the Motel to these levels. However, there is no guarantee that the 70% occupancy rate will be reached if the Company obtains the franchise.

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

The local occupancy rate for lodging facilities in the area where the Company's Motel is located is approximately 64% (2). The Company may, in the future, expand in other places throughout the United States where there may be an oversupply of lodging facilities. However, as for the area where the Motel is located, there is currently not an oversupply of lodging facilities. The Company is aware that two lodging facilities are being constructed in the immediate vicinity. However, these new facilities may attract greater tourism and exposure for the Motel's lower end market segment or may result in an oversupply of rooms. The Company is uncertain as to the effect that these new facilities may have on the Motel's future occupancy rate, but management believes that the Motel will be able to remain competitive with these newly constructed facilities due to its niche as an economy lodging facility.

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

--------------------

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

     State of West Virginia vs. Canton Tire Recycling West Virginia, Inc., Canton Industrial Corporation and CyberAmerica Corporation

     Suit was filed on August 14, 1998 in the Circuit Court of Wood County, Parkersburg, West Virginia as file no. 98 C 354 seeking the completion of clean up procedures for property owned by Canton Tire Recycling West Virginia, located in the city of Parkersburg. The state is requesting that certain waste material present on the site and any remaining material in the on site storage tanks be removed and that an oil/water separator located on the property be cleaned out. CyberAmerica and the State of West Virginia enter into a Consent Decree by which CyberAmerica agreed to submit and complete a Remediation and Sampling Work Plan and the payment of $88,000 in fines and penalties ($28,000 has been paid, $20,000 is payable each May 31 from the year 2001 through 2003.) The work required by the Remediation and Sampling Work Plan has been completed and submitted to the State. Local counsel and local environmental engineers are awaiting confirmation from the State of completion of the work and any subsequent work that may be required by the state based upon test results indicating that soil contamination testing required by the Plan reported contamination exceeding state guidelines. The nature and cost of further testing or clean-up cannot be determined at this time, pending further instructions from the state of West Virginia. The liability of prior owners is also being explored for any potential additional costs for clean-up of soil contamination that took place prior to CyberAmerica's acquisition of the property.

     Legong Investments N.V., a Netherlands Antilles Corporation v. CyberAmerica Corporation

     On November 12, 1999 this plaintiff filed suit against CyberAmerica in the Third Judicial District Court, For Salt Lake County, State of Utah, Civil NO. 990911427. The suit alleges to seek recovery under CyberAmerica's convertible debenture issued to the plaintiff with a date of September 17, 1996 and a principal face amount of $300,000. The debenture originally had a maturity date of September 16, 1997, which was extended by the parties in an agreement dated October 16, 1997. Plaintiff has demanded full payment of the outstanding balance due and the suit states a demand in the amount of $543,997, plus costs and reasonable attorney fees or the issuance of 583,090 shares of free trading CyberAmerica common stock. CyberAmerica acknowledges that some amount is owed and did tender to the Plaintiff a $20,000 check on October 25, 1999 in partial satisfaction of the debenture. This suit was settled on June 9, 2000 with a cash payment of $275,000 and the transfer of 25,000 shares of CyberAmerica common stock.

     Possible Actions by Governmental Authorities

     Canton Illinois Property

     In January 2000, the United States Environmental Protection Agency ("EPA") forwarded to CyberAmerica and to Thistle Holdings, Inc. informing each corporation that the EPA has identified them as potentially responsible parties, as former owners or operators of the property, for reimbursement of all costs incurred by the EPA for actions taken pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). Both corporations responded that they were not currently owners nor operators of the property (the City of Canton having taken title to the property) and that the materials identified as requiring removal, friable asbestos and asbestos-containing material, were placed on the site by owners prior to the acquisition of the property by either of these corporations. CyberAmerica declined to involve itself in the clean-up process, no response has been made by the EPA as of the date of the filing of this Form 10-KSB-A.

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

ITEM 7.    FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 1999 and 1998 are attached hereto as F-1 through F-11.

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

Statement of Shareholder's Equity............................................F-5

Notes to Financial Statements................................................F-6

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Golden Opportunity Development Corporation:

We have audited the accompanying balance sheets of Golden Opportunity Development Corporation as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Opportunity Development Corporation as of December 31, 1999 and 1998 the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8, the Company's history of operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in those matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Crouch Bierwolf & Chisholm
----------------------------------
Salt Lake City, Utah
March 21, 2000

                         GOLDEN OPPORTUNITY DEVELOPMENT
                   CORPORATION (A Majority Owned Subsidiary of
                          Diversified Holdings I, Inc.)

                                 BALANCE SHEETS

                                                                                   December 31,
                                                                           1999                    1998
                                                                     ------------------       ----------------
 ASSETS

 Current Assets

           Cash                                                             $   10,027              $   6,468
           Prepaid Expenses                                                      4,333                      -
           Deposits                                                              4,052                  4,052
                                                                     ------------------       ----------------
            Total Current Assets                                                18,412                 10,520

           Property and Equipment, net                                       2,556,526              2,599,386
                                                                     ------------------       ----------------
 TOTAL ASSETS                                                              $ 2,574,938            $ 2,609,906
                                                                     ==================       ================



LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities

           Accounts payable                                                 $   30,126              $  67,961
           Accounts payable-related party                                      215,908                239,223
           Sales tax payable                                                         -                 24,514
           Security deposit note payable                                             -                  7,586
         Current portion of long-term obligations                               27,098                 25,524
                                                                     ------------------       ----------------
Total Current Liabilities                                                      273,132                364,808

Long-Term Obligations Net of Current Portion                                 1,808,938              1,840,360
                                                                     ------------------       ----------------
TOTAL LIABILITIES                                                            2,082,070              2,205,168
                                                                     ==================       ================


Shareholders Equity

  Common stock, $.001 par value, 50,000,000 shares authorized,  255,423 and 100,000 issued and outstanding at December 31, 1999 and 1998,
  respectively                                                                     255                    100
  Additional paid-in capital                                                 1,041,330                699,900
  Retained earnings (Deficit)                                                 (548,717)              (295,262)
                                                                     ------------------       ----------------
Total Shareholders Equity                                                      492,868                404,738

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                            $       2,574,938          $   2,609,906
                                                                     ==================       ================


                        See Notes to Financial Statements

                         GOLDEN OPPORTUNITY DEVELOPMENT
                   CORPORATION (A Majority Owned Subsidiary of
                         Diversified Holdings, I, Inc.)

                             STATEMENTS OF OPERATION

                                                                             Years Ended
                                                                            December 31,
                                                                  1999                         1998
                                                          ---------------------        ---------------------
  Revenue

     Hotel Revenue                                                $    321,193                 $    291,407
     Lease Revenue                                                      39,120                       39,120
                                                          ---------------------        ---------------------
  Total Revenues                                                       360,313                      330,527

  Operating Expenses



     Hotel Direct Costs                                                223,659                      298,593
     General and administrative                                        106,279                      140,515
     Salaries                                                          130,606                       42,597
     Depreciation                                                       50,960                       49,463
     Interest expense                                                  102,264                      123,113
                                                          ---------------------        ---------------------
  Total Operating Expenses                                             613,768                      611,684

  Net Loss                                                       $   (253,455)                $   (281,157)
                                                          =====================        =====================

  Net Loss per share                                              $     (1.22)                 $     (2.81)
                                                          =====================        =====================

  Weighted average shares outstanding                                  207,411                      100,000
                                                          =====================        =====================


















                        See Notes to Financial Statements
                                      F-3

                         GOLDEN OPPORTUNITY DEVELOPMENT
                   CORPORATION (A Majority Owned Subsidiary of
                         Diversified Holdings, I, Inc.)

                             STATEMENTS OF CASH FLOW

                                                                                           Years Ended
                                                                                           December 31,
                                                                                   1999                     1998
                                                                          -------------------      --------------------
 Cash Flows from Operating Activities
     Net Loss                                                                   $  (253,455)              $  (281,157)
     Adjustments for Non-Cash Items
          Depreciation and Amortization                                               50,960                    49,463
          Non-cash services through issuance of stock                                 29,200                         -

 Changes in Operating Assets and Liabilities net of effects from acquisitions
        Deposits                                                                           -                       948
        Prepaid Expenses                                                             (4,333)                         -
        Accounts Payable                                                            (17,998)                    67,961
        Accounts Payable-Related Party                                              (23,315)                   239,223
        Accrued Expenses                                                            (32,100)                    20,000
                                                                          -------------------      --------------------
Net Cash Provided by (Used in) Operating Activities                                (251,041)                    96,438
                                                                          -------------------      --------------------

 Cash flow from investing activities

      Purchase of fixed assets                                                       (8,100)                  (71,926)
                                                                          -------------------      --------------------

 Net Cash (Used) by investing activities                                             (8,100)                  (71,926)
                                                                          -------------------      --------------------



 Cash flow from financing activities

       Proceeds from parent                                                          317,001                         -
       Common Stock Issued for Cash                                                   18,700                         -
       Proceeds from note                                                                  -                     7,586
       Repayment to parent                                                          (43,153)                         -
       Repayment of note                                                            (29,848)                  (26,624)
                                                                          -------------------      --------------------
 Net Cash (Used) by Financing Activities                                             262,700                  (19,038)
                                                                          -------------------      --------------------
 Net Increase (Decrease) in Cash                                                       3,559                     5,474
                                                                          -------------------      --------------------
 Cash at Beginning of Period                                                           6,468                       994

 Cash at End of Period                                                          $     10,027               $     6,468
                                                                          ==================       ====================


               See Notes to Financial Statements
                                      F-4

                         GOLDEN OPPORTUNITY DEVELOPMENT
                   CORPORATION (A Majority Owned Subsidiary of
                         Diversified Holdings, I, Inc.)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                       Common Stock           Additional         Accumulated
                                                    Shares      Amount     Paid-in Capital          Deficit          Total
                                              ===================================================================================
Balance, December 31, 1997                         100,000      $  100        $ 699,900           $ (14,105)        $ 685,895

Net Loss for period ended December 31, 1998              -           -                             (281,157)        (281,157)
                                               -----------  ----------     ------------          -----------      -----------

Balance, December 31, 1998                         100,000         100          699,900            (295,262)          404,738



Common Stock issued for Debt/Additional
contributed capital (Related Party)                112,523         112          293,573                    -          293,685

Common Stock issued for Cash                        13,700          14           18,686                    -           18,700

Common Stock issued for Services                    29,200          29           29,171                    -           29,200


Net Loss for period ended December 31, 1999              -           -                -            (253,455)        (253,455)
                                               -----------  ----------     ------------          -----------      -----------
Balance, December  31, 1999                        255,423      $  255      $ 1,041,330          $ (548,717)       $  492,868
                                               ===========      ======      ===========          ===========       ==========















                        See Notes to Financial Statements
                                      F-5

                         GOLDEN OPPORTUNITY DEVELOPMENT
                   CORPORATION (A Majority Owned Subsidiary of
                          Diversified Holdings I, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1:   ORGANIZATION AND OPERATIONS

Organization

Golden Opportunity Development Corporation (the Company) was incorporated on May 7, 1997 under the laws of the state of Louisiana. As of December 31, 1999 the Company is a majority owned subsidiary of Diversified Holdings I, Inc. The Company owns and manages a hotel located in Baton Rouge, Louisiana.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally estimated as follows: buildings, 20 to 39 years, leasehold improvements, 20 years, and vehicles, 5 years. Depreciation expenses for December 31, 1999 and 1998 were $50, 960 and $49,463, respectively. The cost of assets sold or retired and the related amounts of accumulated depreciation are removed from the accounts in the year of disposal. Any resulting gain or loss is reflected in current operations. Expenditures for maintenance and repairs are expended as incurred; additions and improvements are capitalized.

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

The balances of the major classes of assets as of the balance sheet dates were as follows:

                                       December 31          December 31,
                                          1999                  1998
                                   -------------------- ---------------------

Building                                    $1,800,000            $1,800,000

Land                                           800,000               800,000

Leasehold Improvements                          61,225                53,125

Furniture and Fixtures                           9,170                 9,170

Vehicles                                         9,631                 9,631
                                   -------------------  --------------------

                                             2,680,026             2,671,926

Less - Accumulated Depreciation              (123,500)              (72,540)
                                   -------------------  --------------------

                                           $ 2,556,526           $ 2,599,386
                                   ===================  ====================

Revenue Recognition

Revenue and rental recognition for the Company is reported on an accrual method of accounting in accordance with Financial Accounting Standards ("FAS"). Accordingly, revenues are recognized when the services have been rendered (point of sale). Revenue from credit sales is recorded at the gross amount. Bad debts from uncollectible credit sales or insufficient funds on checks are immaterial and account for less than 1% of rental revenue.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial statements." The Staff determined that a lessor should defer recognition of contingent rental income until the specified target that triggers the contingent rental income is achieved. Rental revenues are recognized on an accrual basis. Lease revenue is based on a month-to-month lease and is only recognized after it is received. Accordingly, SAB No. 101 will not have an impact on the Company.

Income Taxes

The Company reports income and losses for financial reporting and income tax purposes in accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. FAS 109 requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. The Statement requires that deferred income taxes be provided to reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by current tax laws and regulations. A valuation allowance is established, when needed, to reduce deferred tax assets to the amount expected to be realized.

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

3.   Common stock was issued for the following purposes:

                                                               1999                           1998
                                                      Shares          Amount         Shares         Amount
                                                   ------------- ---------------- ------------- ----------------
      Issued for debt                                    112,523        $293,685             -                -

      Issued for cash                                     13,700          18,700             -                -

      Issued for services                                  1,200           1,200             -                -

      Issued for services - related party                 28,000          28,000             -                -
                                                   -------------- --------------- ------------- ----------------
                                                         155,423        $341,585             -                -
                                                   ============== =============== ============= ================

No stock was issued for the debt or services in 1998.

                         GOLDEN OPPORTUNITY DEVELOPMENT
                   CORPORATION (A Majority Owned Subsidiary of
                          Diversified Holdings I, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 4: LONG-TERM DEBT

Long-term debt consists of the following at:

                                                                                       December 31,
                                                                              1999                    1998
                                                                       -----------------        -----------------
Note payable in the original amount of $1,900,000,
bearing interest at 6% for 30 years, with monthly
payments of $11,391, secured by hotel property.                        $    1,836,036              $  1,865,884
Less:  Current portion                                                        (27,098)                  (25,524)
                                                                       -----------------        -----------------

Total Long Term Notes Payable                                          $    1,808,938            $   1,840,360
                                                                       =================         ================

Scheduled principal reductions are as follows:

                       December 31, 2000      27,098
                       December 31, 2001      28,769
                       December 31, 2002      30,544
                       December 31, 2003      32,427
                       December 31, 2004      34,427
                       Thereafter          1,682,771


NOTE 5:  RELATED PARTY TRANSACTIONS

During 1999, the Company had the following related party transactions:

a.   The  Company  pays  a  monthly   management  fee  to  its  parent  Company,
     Diversified  Holdings  I, Inc.,  in the  amount of  $10,000.  In  addition,
     Diversified Holdings I, Inc. paid $150,370 in expenses on behalf of the Company, resulting in a payable at the end of the period of $215,908. During 1999, a portion of this payable ($293,685) was reduced by issuing 112,523 shares of common stock. A portion of the common stock issued was attributed to additional capital contributions.

b. The Company issued 28,000 shares of common stock to 3 directors for consulting services. These shares were valued at $1.00 per share.

c. The Company pays a $10,000 monthly management fee to it's parent, Diversified Holdings I, Inc. See Note 6 for details of the management agreement.

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

                         GOLDEN OPPORTUNITY DEVELOPMENT
                   CORPORATION (A Majority Owned Subsidiary of
                          Diversified Holdings I, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 6:  MANAGEMENT AGREEMENT & FEES

The Company entered into a management agreement with Diversified Holdings I, Inc. (formerly known as Innovative Property Development Corporation) to provide management services to the Company for $10,000 per month. Management services include:

1.   Collection of all rents and payments for all expenses.

2.   Promote and lease available space and motel rooms.

3.   Select and obtain tenants, execute leases, extensions, and renewals.

4.   Accounting and legal services.

5. Repair and maintain property, including maintenance of all insurance policies.

6.   Human resource services.


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

NOTE 8:  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of operating at a loss and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to reduce expenses and increase revenues through capital improvements to the property. The Company's parent plans to finance the capital improvements.

                         GOLDEN OPPORTUNITY DEVELOPMENT
                   CORPORATION (A Majority Owned Subsidiary of
                          Diversified Holdings I, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 9:  COMPENSATORY BENEFIT PLANS

Pursuant to Rule 701 of the Securities Act of 1993 for services for consultants and advisors, the Company has established the following stock option plan, pursuant to a board resolution of the Board of Directors:

         --1999 Benefit Plan, whereby, the total value of shares issued pursuant to this plan shall not exceed a value of greater than Five Hundred Thousand dollars ($500,000), the Company may issue common stock or grant options to acquire the Companys common stock to employees, directors, officers, consultants, or advisors, including individuals who contribute to the Company but are not employees, provided that bona fide services are rendered. The purpose of the plan is to aid the Company in maintaining and developing a management team, attracting qualified officers and employees, and rewarding those individuals who have contributed to the success of the Company. At December 31, 1999, the total value of shares available was Four Hundred Fifty Thousand Eight Hundred ($450,800). There was no shares of common stock issued during 1999 for the compensation plan.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company has had no changes in or disagreements with its accountants in its two most recent fiscal or any later interim period.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL

                  PERSONS

The Officers and Directors of the Company as of December 31, 1999 are as follows:

Name                       Age               Position
----                       ---               --------
Richard D. Surber          27                President & Director

Svetlana Senkovskaia       39                Secretary/Treasurer and Director

John Fry                   66                Director

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

--------------------

     (3) Richard Surber was appointed as President, Director and Chief Executive Officer on April 30th, 1998.

     (4) Charles  Wilkerson  resigned as  President  and Director on April 30th,
1998.


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









----------------------

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

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10- KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of June, 2000.

                                  Golden Opportunity Development Corporation

                                  /s/ Richard Surber
                                  --------------------------
                                  Name: Richard D. Surber
                                  Title: President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                   Date
---------                                  -----                   ----
/s/ Richard Surber
--------------------------
Richard D. Surber                 President and Director      June 23, 2000




/s/ Svetlana Senkovskaia
--------------------------
Svetlana Senkovskaia              Secretary and Director      June 23, 2000.




/s/ John Fry
--------------------------
John Fry                          Director                    June 23, 2000.

ITEM 2. DESCRIPTION OF EXHIBITS.


INDEX TO EXHIBITS

Exhibit     Page
No.         No.     Description
-------     ----    -----------
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

2(iv)       *       By-laws of the Company.  (Incorporated  by  reference  filed with the Company's Form 10-SB/A-1on March 23, 2000).

23          24      Consent Of Independent Public Accountants

27          *       Financial  Data  Schedule  "CE"  (Incorporated  by reference filed with the Company's Form 10-SB/A-1 on March 23, 2000 ).

Material Contracts

Exhibit     Page
No.         No.     Description
-------     ----    -----------
6(i)        *       Management  Agreement  between the  Company and  Diversified
                    Holdings, I, Inc. dated April 30, 1999. (Incorporated by reference filed with the Company's For 10-SB/A-1on March 23,
                    2000).

6(ii)       *       Franchise   Agreement   between  the  Compan  and   Villager
                    Franchise Systems, Inc. (Incorporated by reference filed with the Company's Form 10-SB/A-1on March 23, 2000).