Form 10KSB/A
period 1999-12-31
GOLDEN OPPORTUNITY DEVELOPMENT CORP
filed 2000-07-27
CIK 1083162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A-1

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


NOTE 10:  CAPITAL EXPENDITURES AND RENOVATION COSTS

The Company has embarked on a capital improvement project to renovate one room a month and convert the the unusable rooms into rentable rooms, thus improving the future possiblities of inocome for the hotel. This plan is subject to the availability of capital funding. The costs included in a room renovation generally consist of, but are not limited to, the following:

                TILE WORK
                      Old tile removal and demolition           $     75
                      Materials                                      150
                      Installation costs                             125
                                                                  -------
                                                                     350

                CARPET WORK
                      Removal and installations costs                125
                      Materials                                      250
                                                                 --------
                                                                     375

                REPLASTERING AND REPAINTING
                      Plastering Materials                            75
                      Plastering labor and installation costs        150
                      Painting materials                              50
                      Painting labor                                 175
                                                                 --------
                                                                     450

                FURNITURE, FIXTURES AND DECORATIONS
                      Material costs                                 675
                      Installation and delivery costs                150
                                                                 --------
                                                                     825

                      Total estimated renovation cost per room  $  2,000
                                                                 ========

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

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10- KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of July, 2000.

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

Signature                                  Title                   Date
---------                                  -----                   ----
/s/ Richard Surber
--------------------------
Richard D. Surber                 President and Director      July 26, 2000




/s/ Svetlana Senkovskaia
--------------------------
Svetlana Senkovskaia              Secretary and Director      July 26, 2000.





--------------------------
John Fry                          Director                    July   , 2000.

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