Form 10KSB/A
period 1999-12-31
GOLDEN OPPORTUNITY DEVELOPMENT CORP
filed 2000-08-02
CIK 1083162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A-2

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

Currently, the Company operates the Motel as an economy lodging facility. The Motel's current room rates are generally under $46 a night. If the Company successfully operates as a Villager Lodge franchise it will operate as an extended stay lodging facility which will generate an estimated average room rental of $52 per night with an estimated average occupancy rate of at least 70%1. Accordingly, if the Company obtains the franchise, the Company believes that the rental revenues will improve significantly.

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

The Company has embarked on a capital improvement project to renovate one room a month and convert the unusable rooms into rentable rooms, thus improving the future possibilities of income for the motel. Since some of the types of renovations made are similar to regular maintenance repairs, the following is a brief description of the capitalization policies of the company with respect to determining if a cost should be capitalized or expensed.

         When the motel was originally purchased, approximately 43 rooms were considered rentable out of the 137 total rooms. Repairs such as painting, retiling and carpet replacement to those rooms are booked as expenses when incurred. In the process of renovating a previously unrentable room, the Company will "gut" the room and replaster, repaint, recarpet, retile, and replace furniture and/or fixtures, etc. These costs are combined as a capital expenditure and depreciated. Future repairs to a room classified as rentable will then be expensed as incurred. To date approximately $61,225 has been capitalized in conjunction with room renovation.

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

Repairs and Capitalization Policies

Repairs such as painting, retiling and carpet replacement to rooms categorized as rentable upon purchase of the motel are booked as expenses when incurred. Costs incurred as a result of renovation to a previously unrentable room are combined and booked as a capital expenditure and depreciated. Capital expenditures of this sort include replastering, repainting, recarpeting, retiling, and replacing furniture and /or fixtures, etc. Once a room has been classified as rentable, repair expenses are then expensed as incurred.

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

                      [THIS SPACE LEFT BLANK INTENTIONALLY]





--------

     (3) Richard Surber was appointed as President, Director and Chief Executive Officer on April 30th, 1998.

     (4) Charles  Wilkerson  resigned as  President  and Director on April 30th,
1998.



  Title of Class             Name and Address of                  Amount and nature of             Percent of Class
                            Beneficial Ownership                  Beneficial Ownership

      Common             Richard D. Surber, Director                    188,523(5)                       68.4%
       Stock            268 West 400 South, Suite 300
  .001 Par Value         Salt Lake City, Utah 84101

      Common                Svetlana Senkovskaia                         2,000                           0.7%
       Stock                427 Lafayette Street
  .001 Par Value            Baton Rouge, LA 70802

      Common                      John Fry                               1,000                           0.4%
       Stock                 3619 Lakeview Road
  .001 Par Value            Carson City, NV 89703

      Common            Diversified Holdings I, Inc.(6)                 163,523                          59.4%
       Stock            268 West 400 South, Suite 300
  .001 Par Value         Salt Lake City, Utah 84101

      Common               The Smith Family Trust(7)                     24,500                          8.9%
       Stock                427 Lafayette Street
  .001 Par Value            Baton Rouge, LA 70802

      Common             San Pedro Securities, Ltd.(8)                   24,500                          8.9%
       Stock                 Box 87, Punta Gorda
  .001 Par Value           Belize, Central America

      Common                    A-Z Oil, LLC(9)                          20,000                          7.3%
       Stock            268 West 400 South, Suite 300
  .001 Par Value         Salt Lake City, Utah 84101

      Common             All Executive Officers and                     191,523                          69.5%
       Stock                Directors as a Group
  .001 Par Value               (Three persons)
-------------------  ----------------------------------- -------------------------------------- -----------------------


 --------
     (5) Richard Surber owns 25,000 shares of common stock and is also President and Director of Diversified Holdings I, Inc. which owns 163,523. As a result of his position he has voting control over a total of 188,523 shares of common stock.

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

(b) Reports on Form 8-K: During the year 1999, the Company did not file any Form 8-K's.
         -------------------




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

                                                    SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10- KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of August, 2000.

                                           Golden Opportunity Development

                                                  /s/ Richard D. Surber
                                            -------------------------------
                                           Name: Richard D. Surber
                                           Title: President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Title                    Date

 /s/ Richard D. Surber
----------------------------
Richard D. Surber                   President and Director        August 2, 2000




 /s/ Svetlana Senkovskaia
---------------------------
Svetlana Senkovskaia                Secretary and Director        August 2, 2000




---------------------------
John Fry                            Director                      August 2, 2000

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