Form 10QSB
period 2000-06-30
GOLDEN OPPORTUNITY DEVELOPMENT CORP
filed 2000-08-14
CIK 1083162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to . ------------ --------------


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


                                 (801) 575-8073
                             ------------------------
                           (Issuer's telephone number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2000 was 255,423.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES.....................................................................7

INDEX TO EXHIBITS..............................................................8











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Golden Opportunity Development Corporation, a Louisiana corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.

                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]


                   Golden Opportunity Development Corporation
                             Condensed Balance Sheet

                                                           June 30, 2000      December 31,
                                                             (Unaudited)        1999
                                                      ------------------- -----------------

ASSETS
      Current Assets:
            Cash and cash equivalents                     $       3,631    $     10,027
            Deposits                                              4,052           4,052
            Prepaid Expenses                                      4,333           4,333
            Other                                                   616               -
                                                           ------------     -----------
                 Total current assets                            12,632          18,412

      Property and Equipment (net of depreciation)            2,520,656       2,556,526

TOTAL ASSETS                                              $   2,533,288    $  2,574,938
                                                           ============     ===========

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:

            Accounts payable                              $      16,249    $     30,126
            Accounts payable-related party                      384,800         215,908
            Taxes payable                                             -               -
            Current portion of Long Term Obligations             20,961          27,098
                                                           ------------     -----------
                 Total current liabilities                      422,010         273,132

      Long Term Obligations (net of current portion)          1,797,185       1,808,938
                                                           ------------     -----------

TOTAL LIABILITIES                                             2,219,195       2,082,070

      Stockholders' equity

            Common stock $.001 par value shares,
            10,000,000 shares  authorized;
            255,423 shares issued and outstanding
            on March 31, 2000 and

                December 31, 1999,                                  255             255
            Additional paid in capital                        1,041,330       1,041,330
            Retained Earnings (Deficit)                        (727,492)       (548,717)
                                                           ------------     -----------
                 Total stockholders' equity                     314,093         492,868
                                                           ------------     -----------

TOTAL LIABILITIES AND EQUITY                              $   2,533,288    $  2,574,938
                                                           ============     ============







                        See notes to financial statements


                   Golden Opportunity Development Corporation
                  Unaudited Condensed Statements of Operations


                                                       Three Months Ended                         Six Months Ended
                                                             June 30,                                 June 30,
                                                     2000                 1999                2000                 1999
                                                     ----                 ----                ----                 ----
REVENUE
     Hotel Revenue                             $           67,242   $          97,008             134,878              183,747
     Lease Revenue                                          9,685                 541              23,005                1,580
                                                 ----------------      --------------      --------------       --------------
          Total Revenue                                    76,927              97,549             157,883              185,327

EXPENSES

     Hotel Direct Costs                                   100,832              89,026             223,870              165,161
     Selling, general & administrative                     10,054               4,783              20,494                8,262
     Depreciation                                          25,757              12,888              36,181               23,628
     Interest Expense                                      27,451              27,872              56,107               55,874
                                                 ----------------      --------------      --------------       --------------
           Total Operating Expenses                       164,094             134,569             336,652              252,925
                                                 ----------------      --------------      --------------       --------------

NET LOSS                                       $          (87,167)  $         (37,020)           (178,769)             (67,598)
                                                 ================      ==============      ==============       ==============
BASIC AND DILUTED LOSS

PER COMMON SHARE                               $            (0.34)      $       (0.16)              (0.70)               (0.43)
                                                 ----------------      --------------      --------------       --------------
BASIC AND DILUTED
WEIGHTED AVERAGE
SHARES OUTSTANDING                                        255,423             236,473             255,423              158,762








                        See notes to financial statements


                   Golden Opportunity Development Corporation
                  Unaudited Condensed Statements of Cash Flows


                                                                                     Six Months              Six Months
                                                                                       Ended                   Ended

                                                                                   June 30, 2000           June 30, 1999
                                                                                 ------------------      ------------------

                                                                                 ------------------      ------------------
CASH FLOWS FROM OPERATION ACTIVITIES

     Net loss                                                                 $      (178,769)   $      (67,598)
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
          Depreciation and amortization                                                36,181            23,628
     Changes in operating assets and liabilities (net of effect from acquisitions)
          Deposits                                                                          -                 -
          Other Assets                                                                   (616)                -
          Accounts Payable                                                            (13,887)          (44,691)
          Accounts Payable-Related Parties                                            168,892            76,883
          Accrued Expenses                                                                  -            39,068
                                                                                 ------------      ------------
               Total adjustments                                                      190,570            94,888
NET CASH PROVIDED (USED) BY OPERATING

ACTIVITIES                                                                             11,801            27,290
                                                                                 ------------      ------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES

     Purchase of additional building improvements                                        (307)           (8,100)
                                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Payments on Notes                                                                (17,890)          (15,475)
                                                                                 ------------      ------------
NET CASH PROVIDED (USED) BY FINANCING

ACTIVITIES                                                                            (17,890)          (15,475)
                                                                                 ------------      ------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                            (6,396)           (3,715)

CASH AND CASH EQUIVALENTS AT BEGINNING OF

PERIOD                                                                                 10,027             6,468
                                                                                 ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $         3,631    $        2,753
                                                                                 ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

INFORMATION

     Cash paid during the period for interest                                 $        56,107    $       55,874
                                                                                 ------------      ------------



                        See notes to financial statements

                   Golden Opportunity Development Corporation
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2000


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

2.  Related Party Transaction

During the six months ended June 30, 2000, the Company's parent and/or related entities advanced $168,892 to cover operating deficiencies. The amount advanced during the quarter ended June 30, 2000, was $68,001. The total amount payable owed to related parties at June 30, 2000 was $384,800.

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

Results of Operations

Revenues

Revenues for the three and six month periods ended June 30, 2000, were $76,927 and $157,883 respectively as compared to $97,549 and $185,327 for the same periods in 1999, a decrease of 21% and 15% respectively. The decrease in revenues was attributable to a decrease in occupancy.

Losses

Net losses for the three and six month periods ended June 30, 2000, were $87,167 and $178,769 respectively as compared to $37,020 and $67,598 for the same periods in 1999, an increase of $50,147 and $111,170 respectively. The increase in losses is attributable to a decrease in revenue in conjunction with an increase in repair expenses as well as a one time charge to correct depreciation schedules to amended useful life adjustments.

The Company expects to continue to incur losses at least through fiscal 2000 and
there  can  be  no   assurance   that  the  Company  will  achieve  or  maintain
profitability or that its revenue growth can be sustained in the future.

Expenses

General and administrative expenses for three and six month periods ended June 30, 2000 were $10,054 and $20,494 respectively as compared to $4,783 and $8,262 for the same periods in 1999. The reason for the $5,271 increase in the three month period ended June 30, 2000 is primarily attributable to audit costs incurred to meet the reporting requirements of the Securities Exchange Act of 1934.

Depreciation and amortization expenses for the three and six month periods ended June 30, 2000 were $25,757 and $36,181, respectively as compared to $12,888 and $23,628 for the same periods in 1999. The increase was due to recalculation of depreciation lives and adjustments in amortization schedules and valuations.

The Company expects increases in expenses through 2000 as the Company steps up its effort to acquire additional properties and works towards finalizing its efforts to begin operating as a Villager Lodge franchisee.

For the quarters ended June 30, 2000, and June 30, 1999, the Motel's direct operating costs were $100,832 and $89,026 respectively, an increase of $11,806. This increase is primarily attributable to expenses relating to needed repairs and increase in general maintenance to improve the facility in anticipation of operation as a Villager Lodge franchisee.

Liquidity and Capital Resources

The Company has expended significant resources on renovating the Motel and maintenance because of the age and poor condition of the facility. The Company anticipates spending substantial amounts of capital in an effort to comply with the requirement of becoming a Villager Lodge franchise.

Cash flow provided by operations were $11,801 for the six months ended June 30, 2000, compared to cash flow provided for operations of $ 27,290 for the six months ended June 30, 1999. This decrease in cash flows provided in operating activities for the six months ended June 30, 2000 is primarily attributable to the increase in losses due to the factors previously discussed.

Cash flow used by investing activities were $307 for the six months ended June 30, 2000, compared to cash flow used by investing activities of $ 8,100 for the six months ended June 30, 1999. This decrease in cash flows used by investing activities for the quarter ended June 30, 2000 is primarily attributable to not performing capital expenditures due to limited funding.

Cash flow used in financing activities was $17,890 for the six months ended June 30, 2000, compared to cash flows used of $15,475 for the six months ended June 30, 1999. The Company's cash flow used in financing activities increased due to the fact that the Company was able to retire more debt than it could in the previous year.

The Company has funded its cash needs from inception through June 30, 2000 with revenues generated from its operations and advances from its Parent Company. In addition, the Company may issue additional shares of its common stock pursuant to a private placement or registered offering, if necessary to raise additional capital.

Capital Expenditures

The Company made $307 and $8,100 in capital expenditures on property or equipment for the six months ended June 30, 2000 and 1999, respectively.

The Company has a working capital deficiency at June 30, 2000 in the amount of $409,378. However, $384,800 of this working capital deficiency is owed to the Company's parent. The Company intends to fund the Motel's operations over the course of the next year with long term bank financing, increasing rental revenues from increased occupancy rates and/or equity financing in the form of a private placement offering.

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

Year 2000. The Company has not experienced any Year 2000 related computer problems as of the date of this filing.




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





                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of August 10, 2000.

Golden Opportunity Development Corporation

                                                         August 10, 2000
By:    /s/ Richard Surber
 -----------------------------
         Richard Surber

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