Form 10QSB
period 2000-09-30
GOLDEN OPPORTUNITY DEVELOPMENT CORP
filed 2000-10-24
CIK 1083162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.



    Commission file number:000-27691
                           ---------


                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)





                Nevada                                    87-0067813
               --------                                   ----------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)





            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
            ---------------------------------------------------------
               (Address of principal executive office)       (Zip Code)


                                 (801) 575-8073
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No
                                        --             ----


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of October 18, 2000 was 7,754,230.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............2


                                     PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES.....................................................................7

INDEX TO EXHIBITS..............................................................8











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Golden Opportunity Development Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                   Golden Opportunity Development Corporation
                             Condensed Balance Sheet

                                                                           September 30,
                                                                               2000                    December 31,
                                                                            (Unaudited)                    1999
                                                                       ---------------------      ----------------------
ASSETS
      Current Assets:                                                $                          $
            Cash and cash equivalents                                                  3,114                      10,027
            Deposits                                                                   4,052                       4,052
            Prepaid Expenses                                                           4,333                       4,333
            Rents receivable                                                           1,182                           -
            Other                                                                        616                           -
                                                                       ---------------------      ----------------------
                 Total current assets                                                 13,297                      18,412

      Property and Equipment (net of depreciation)                                 2,508,178                   2,556,526

TOTAL ASSETS                                                         $             2,521,475    $              2,574,938
                                                                       =====================      ======================

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
            Accounts payable                                         $                19,918    $                 30,126
            Accounts payable-related party                                           422,800                     215,908
            Taxes payable                                                             16,113                           -
            Current portion of Long Term Obligations                                  28,681                      27,098
                                                                       ---------------------      ----------------------
                 Total current liabilities                                           487,512                     273,132

      Long Term Obligations (net of current portion)                               1,782,272                   1,808,938
                                                                       ---------------------      ----------------------
TOTAL LIABILITIES                                                                  2,269,784                   2,082,070

      Stockholders' equity
            Common stock $.001 par value shares,  100,000,000
            shares authorized; 7,754,230 and 217,523 shares issued
            and outstanding on September 30,2000 and December 31, 1999
            respectively.                                                              7,754                         255
            Additional paid in capital                                             1,058,844                   1,041,330
            Retained Earnings (Deficit)                                             (814,907)                   (548,717)
                                                                       ---------------------      ----------------------
                 Total stockholders' equity                                          251,691                     492,868
                                                                       ---------------------      ----------------------

TOTAL LIABILITIES AND EQUITY                                         $             2,521,475    $              2,574,938
                                                                       =====================      ======================






                        See notes to financial statements

                   Golden Opportunity Development Corporation
                  Unaudited Condensed Statements of Operations

                                                       Three Months Ended                        Nine Months Ended
                                                          September 30,                            September 30,
                                                     2000                 1999                2000                 1999
                                                     ----                 ----                ----                 ----
REVENUE
     Motel Revenue                             $           59,134   $          60,355      $      194,012      $       244,102
     Lease Revenue                                         10,435              27,760              33,440               29,340
                                                 ----------------      --------------      --------------       --------------
          Total Revenue                                    69,569              88,115             227,452              273,442

EXPENSES
     Motel Direct Costs                                   108,624              42,103             332,494              207,264
     Selling, general & administrative                      8,904              91,500              29,401               99,762
     Depreciation                                          12,478              18,066              48,659               41,694
     Interest Expense                                      26,982              18,487              83,089               74,361
                                                 ----------------      --------------      --------------       --------------
           Total Operating Expenses                       156,988             170,156             493,643              423,081
                                                 ----------------      --------------      --------------       --------------

NET LOSS                                       $          (87,419)  $         (82,041)    $      (266,191)     $      (149,639)
                                                 ================      ==============      ==============       ==============
BASIC AND DILUTED LOSS
PER COMMON SHARE                               $            (0.01)  $           (0.04)    $         (0.06)     $         (0.07)
                                                 ----------------      --------------      --------------       --------------
BASIC AND DILUTED
WEIGHTED AVERAGE
SHARES OUTSTANDING                                      7,754,230           2,175,230           4,365,340            2,175,230








                        See notes to financial statements

                   Golden Opportunity Development Corporation
                  Unaudited Condensed Statements of Cash Flows


                                                                                    Nine Months             Nine Months
                                                                                       Ended                   Ended
                                                                                   September 30,           September 30,
                                                                                        2000                    1999
                                                                                 ------------------      ------------------
CASH FLOWS FROM OPERATION ACTIVITIES
     Net loss                                                                 $            (266,191)   $           (149,639)
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
          Depreciation and amortization                                                      48,659                  41,694
     Changes in operating assets and liabilities (net of effect from acquisitions)
          Deposits                                                                                -                       -
          Other Assets                                                                         (616)                      -
          Accounts receivable trade                                                          (1,182)                      -
          Accounts Payable                                                                  (10,209)                (42,377)
          Accounts Payable-Related Parties                                                  206,891                (116,225)
          Accrued Expenses                                                                   16,113                 (10,638)
                                                                                 ------------------      ------------------
               Total adjustments                                                            259,656                (277,185)
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                                                                                   (6,535)                 (8,100)
                                                                                 ------------------      ------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
     Purchase of additional building improvements                                              (307)                 (8,100)
                                                                                 ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on Notes                                                                      (25,082)                (21,552)
     Common stock issued for debt                                                            25,013                 225,046
     Common stock issued for cash                                                                 -                  10,000
     Contributed Capital                                                                          -                  68,640
                                                                                 ------------------      ------------------

NET CASH PROVIDED (USED) BY FINANCING
ACTIVITIES                                                                                      (71)                282,134
                                                                                 ------------------      ------------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                                  (6,913)                 (3,151)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                                                       10,027                   6,468
                                                                                 ------------------      ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $               3,114    $              3,317
                                                                                 ==================      ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
     Cash paid during the period for interest                                 $              83,089    $             74,361
                                                                                 ------------------      ------------------

                        See notes to financial statements

                   Golden Opportunity Development Corporation
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000



1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1999. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2000.

2.  Related Party Transactions

During the nine months ended September 30, 2000, the Company's parent and/or related entities advanced $206,891 to cover operating deficiencies. The amount advanced during the quarter ended September 30, 2000, was $38,000. The total amount payable owed to related parties at September 30, 2000 was $422,800.

Effective July 1, 2000, in settlement for $25,000 in cash advanced to the Company, the Company issued 500,000 (pre- merger) shares of its restricted common stock to the Company's parent, CyberAmerica Corporation.

3.  Redomicile

On September 17, 2000 by written consent of a majority of the Company's shareholders, the Company merged with a Nevada corporation of the same name. Pursuant to the Plan of Merger, the shareholders of the Louisiana corporation received 10 shares in the Nevada corporation for 1 share in the Louisiana corporation. In addition, the Nevada corporations authorized shares consists of 100,000,000 shares of $.001 par value common stock compared to the Louisiana's authorized shares which consisted of 10,000,000 shares of $.001 par value common stock.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

As used herein the term "Company" refers to Golden Opportunity Development Corporation, its subsidiaries and predecessors, unless the context indicates otherwise. The Company was originally incorporated in Louisiana on May 7, 1997. The Company was subsequently reincorporated on August 23, 2000 in Nevada.

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

The Motel's average occupancy rate for the quarter ended September 30, 2000 was approximately 68% of its rentable rooms. However, the Company expects this rate to increase once the renovations are complete and the Motel becomes a Villager Lodge. The current number of available rooms is 74. The Motel's low occupancy rate is due in part to the fact that the Motel is in need of substantial repairs including repairs to sixty (60) rooms that are not rentable. If these sixty (60) unrentable rooms are added into the calculation of the Motel's occupancy rate, the Motel would have an occupancy rate of only 37% for the quarter ended September 30, 2000. At the time the Company acquired the Motel, approximately 40 rooms were rentable out of a total of 134 rooms. The neighborhood in which the Motel is located was considered economically depressed prior to the Company's acquisition of the Motel. However, the neighborhood over the last couple of years has been in the process of being revitalized. The Company suspects that the Motel's poor condition was the result of the Motel's prior inability to generate sufficient revenues to make the necessary upgrades, repair and improvements to properly maintain the property. The Company is currently searching for financing to fully renovate the Motel, but to date has been unable to find such financing.

The Company's current plans are to renovate the Motel in compliance with the requirements of the Villager Franchise Systems, Inc. uniform franchise offering circular. The Company has retained the services of an architectural firm in its effort to begin renovations and thereby, comply with requirements of becoming a Villager Lodge Extended Stay Living Franchise. In July, 1999, the Company signed a Franchise Agreement with Villager Lodge. However, the Franchise Agreement has since expired because the Company was unable to make the necessary renovations to the Motel in compliance with the terms of the Franchise Agreement. Nonetheless, the Company will be able to revive the Franchise Agreement once the necessary financing is obtained to make the renovations required under the Franchise Agreement.

The Company is actively pursuing financing which would allow the Company to begin operations as a Villager Lodge. The Company expects that the source of such financing will be bank or institutional financing, equity offerings and/or private placements. In the past, the Company has financed renovations on a room by room basis with operating cash flows. The Company is no longer renovating any rooms on a room by room basis because such piece meal renovations are no longer economically viable.

The Company expects that initial costs to renovate the Motel in compliance with the Villager Lodge franchise agreement will be approximately $2,000 per room during the first year of operation as a Villager Lodge.

The Company expects that after the first year of operations as a Villager Lodge, additional renovations will need to be made at a cost of approximately $2,000 to $3,000 per room.

The estimated minimal initial costs to begin operations as a Villager Lodge is estimated at $250,000. The Company believes that it will need at a minimum an additional $250,000 to fully complete the renovation requirements for the Villager Lodge. The completion of renovations and the successful retention of the Villager Lodge franchise is expected to significantly increase the Motel's rental revenues. However, there is no guarantee that the Company will obtain the necessary financing to make the renovations required under the Licensing Agreement with Villager Lodge. In the event the Company does not obtain the necessary financing, the Company may not be able to operate as a Villager Lodge franchisee. In the event the Company is unable to comply with the requirement of the Villager Lodge Franchise Agreement because of a lack of financing, the Company will continue to operate its Motel as the General Lafayette Inn. Villager Lodge has agreed to release the Company from any liability under the Franchise Agreement, if the Company is unable to obtain sufficient financing.

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

Results of Operations

Revenues

Revenues for the three and nine month periods ended September 30, 2000, were $69,569 and $227,452 respectively as compared to $88,115 and $273,442 for the same periods in 1999, a decrease of 21% and 17% respectively. The decrease in revenues was attributable to the number of daily renters decreasing and the monthly renters increasing. The average daily rate for monthly renters is lower than daily customers.

Losses

Net losses for the three and nine month periods ended September 30, 2000, were $87,419 and $266,191 respectively as compared to $82,041 and $149,639 for the same periods in 1999, an increase in losses of $5,378 and $116,552 respectively. The increase in losses is attributable to a decrease in revenues from daily renters.

The Company expects to continue to incur losses at least through fiscal 2000 and
there  can  be  no   assurance   that  the  Company  will  achieve  or  maintain
profitability or that revenue growth can be sustained in the future.

Expenses

General and administrative expenses for three and nine month periods ended September 30, 2000 were $8,904 and $29,401 respectively as compared to $91,500 and $99,762 for the same periods in 1999. The reason for the discrepancy in general and administrative expenses for the three and nine month periods ended September 30, 2000 and 1999 is primarily attributable to a reclassification of certain general and administrative cost to motel direct costs.

Depreciation and amortization expenses for the three and nine month periods ended September 30, 2000 were $12,478 and $48,659 respectively, as compared to $18,066 and $41,694 for the same periods in 1999.

If the Company obtains a significant amount of financing, the Company expects increases in expenses through 2000 as the Company steps up its effort to acquire additional properties and works towards finalizing its efforts to begin operating as a Villager Lodge franchisee.

The Motel's direct operating costs for the three and nine month periods ended September 30, 2000 were $108,624 and $332,494 respectively as compared to $42,103 and $207,264. This increase is primarily attributable to a reclassification of certain expense from general and administrative to motel direct operating cost and expenses relating to needed repairs.

Liquidity and Capital Resources

The Company has expended significant resources on renovating the Motel and maintenance because of the age and poor condition of the facility. The Company anticipates spending substantial amounts of capital in an effort to comply with the requirement of becoming a Villager Lodge franchise.

Net Cash flow provided by operations were $259,656 for the nine months ended September 30, 2000, compared to cash flow used by operations of $277,185 for the nine months ended September 30, 1999. The increase in cash flows provided in operating activities for the nine months ended September 30, 2000 is primarily attributable to the increase in accounts payable to related parties.

Cash flow used by investing activities were $307 for the nine months ended September 30, 2000, compared to cash flow used by investing activities of $ 8,100 for the nine months ended September 30, 1999. This decrease in cash flows used by investing activities for the nine months ended September 30, 2000 is primarily attributable to not performing capital expenditures due to limited funding.

Cash flow used in financing activities was $71 for the nine months ended September 30, 2000, compared to cash flows provided of $15,475 for the nine months ended September 30, 1999. The Company's cash flow provided from financing activities decreased due to the fact that the Company retired more debt for the nine month period ended September 30, 1999.

The Company has funded its cash needs from inception through September 30, 2000 with revenues generated from its operations and advances from its Parent Company. In addition, the Company may issue additional shares of its common stock pursuant to a private placement or registered offering, if necessary to raise additional capital or pay various expenses.

Capital Expenditures

The Company made $307 and $8,100 in capital expenditures on property or equipment for the nine months ended September 30, 2000 and 1999, respectively.

The Company has a working capital deficiency at September 30, 2000 in the amount of $474,215. However, $422,800 of this working capital deficiency is owed to the Company's parent. The Company intends to fund the Motel's operations over the course of the next year with long term bank financing, increasing rental revenues from increased occupancy rates and/or equity financing in the form of a private placement offering.

The Company expects to spend up to $1,000,000 or more in capital improvements on renovations to the Motel if the Company obtains financing for a Days Inn or other avenues, compared to $500,000 for the Villager Lodge. Anticipated capital expenditures will depend upon financing that is being sought for renovations. It is anticipated that the cost to make the initial renovations in each room of the Motel will be approximately $2,000 or $250,000 total. These initial renovations will include new paint, new carpeting, new door locks and replacing certain fixtures. The Company anticipates spending a minimum of an additional $2,000 to $3,000 per room after the initial renovations are made on new furnishings and updating the exterior of the building. The Company anticipates the source of these expenditures to come from equity offerings, bank financing, or loans from insiders and control persons of the Company. In the event that the Company is unable to obtain the necessary amount of capital, the Company may choose not to operate as a Villager Lodge and may operate as an independent motel until financing is obtained.

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

Known Trends, Events, or Uncertainties

Lodging Industry Operating Risks. The Company is subject to all operating risks common to the lodging industry. These risks include, among other things, (i) competition for guests from other motels, a number of which may have greater marketing and financial resources than the Company, (ii) increases in operating costs due to inflation and other factors, which increases may not have been offset in recent years, and may not be offset in the future, by increased room rates, (iii) dependance on business and commercial travelers and tourism, which business may fluctuate and be seasonal, (iv) increase in energy costs and other expenses of travel which may deter travelers, and (v) adverse effects of general and local economic and weather conditions.

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

                                     PART II


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The  Company by written  consent of a majority of the  shareholders  changed its state of incorporation from Louisiana to Nevada. The reincorporation was accomplished through a Plan of Merger whereby the shareholders of the Louisiana corporation exchanged 1 share in the Louisiana corporation for 10 shares in the Nevada corporation of the same name. The surviving Nevada entity has 100,000,000 shares authorized of its $.001 par value common stock compared to 10,000,000 authorized $.001 par value shares of common stock in the now dissolved Louisiana corporation. The Plan of Merger became effective September 17, 2000. No proxies were solicited.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b)  Reports on Form 8-K. No reports were filed on Form 8-K during the quarter.
















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of October, 2000.




Golden Opportunity Development Corporation


By: /s/  Richard D. Surber                       October 23, 2000
   --------------------------------------
     Richard D. Surber
Its:   President, Chief Executive Officer and
        Director

                                INDEX TO EXHIBITS


Exhibit
No.      Page No.   Description
-------  --------   -----------

2(i)     *          Articles of  Incorporation of the Company dated May 7, 1997.
                    (Incorporated by reference to the Company's Form 10-SB/A-2 filed on May 2, 2000).

2(ii)    *          Amended Articles of Incorporation of the Company dated April
                    26, 1999.  (Incorporated  by  reference  to  Company's  Form
                    10-SB/2 filed on May 2, 2000).

2(iii)   *          Articles of  Incorporation  of the Company  dated August 23,
                    2000  (Incorporated  by reference to the Company's  Schedule
                    14C filed on August 24, 2000).

2(iv)    *          Articles  of  Merger  of  Golden   Opportunity   Development
                    Corporation,  a Louisiana corporation and Golden Opportunity
                    Development Corporation,  a Nevada corporation dated October
                    5,  2000.   (Incorporated  by  reference  to  the  Company's
                    Schedule 14C filed on August 24, 2000).

2(v)     *          By-laws of the  Company.  (Incorporated  by reference to the the Company's Form 10-SB/A-2 filed on May 2, 2000).

27       9          Financial Data Schedule "CE".

Material Contracts

Exhibit
No.      Page No.   Description
-------  --------   -----------

6(i)     *          Management  Agreement  between the  Company and  Diversified
                    Holdings, I, Inc. dated April 30, 1999. (Incorporated by reference to the Company's Form 10-SB/A-2 filed on May 2,
                    2000).

6(ii)    *          Franchise   Agreement   between  the  Company  and  Villager
                    Franchise Systems, Inc. (Incorporated by reference to the Company's Form 10-SB/A-2 filed on May 2, 2000).