Form 10KSB
period 2000-12-31
GOLDEN OPPORTUNITY DEVELOPMENT CORP
filed 2001-03-30
CIK 1083162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

         Commission file number: 0-27691
                                 -------

                   Golden Opportunity Development Corporation
                 (Name of Small Business Issuer in Its Charter)


                  NEVADA                                    87-0067813
                 --------                                  ------------
      (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)


                  268 West 400 South Salt Lake City, Utah 84101
     ----------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 575-8073
       ------------------------------------------------------------------
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
                                    Yes   X                   No
                                        -----                    ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total revenues for the year ended December 31, 2000, were $282,780.

The aggregate market value of the registrant's Common Stock, $0.001 par value held by non-affiliates is not available because the Company has no publicly traded market for its stock . On March 28, 2001, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 7,969,280.

                                TABLE OF CONTENTS

                                                                        Page No.
                                     PART I


Item 1.       Description of Business..........................................1

Item 2.       Description of Property Management's Discussion and Analysis or
              Plan of Operation................................................6

Item 3.       Legal Proceedings................................................8

Item 4.       Submission of Matters to a Vote of Security Holders..............8

                                     PART II

Item 5.       Market for Common Equity and Related Stockholders................8

Item 6.       Management's Discussion and Analysis or Plan of Operation........9

Item 7.       Financial Statements............................................11

Item 8.       Changes in and Disagreements with Accountants...................12


                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............12

Item 10.     Executive Compensation ..........................................14

Item 11.     Security Ownership of Certain Beneficial Owners and Management...14

Item 12.     Certain Relationships and Related Transactions...................15

Item 13.     Exhibits and Reports on Form 8-K.................................15

Item 14      Signatures.......................................................17

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

You should not construe any forward-looking statement as a guarantee of future performance. These statements inherently involve risks, uncertainties, and assumptions. The future results and stockholder values may differ from those expressed in these forward-looking statements, and those variations may be material and adverse. Many factors that will affect these results and values are beyond our ability to control or predict.

ITEM 1.       DESCRIPTION OF BUSINESS

A.       General

As used herein the term "Company" refers to Golden Opportunity Development Corporation, its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated in Louisiana on May 7, 1997 for the purpose of engaging in any lawful activity for which corporations may be formed under the Business Corporation Law of Louisiana. On October 5, 2000, the Company merged with Golden Opportunity Development Corporation, a Nevada corporation, for the purpose of changing its domicile from the State of Louisiana to the State of Nevada.

The Company is currently engaged in the business of operating and acquiring hospitality property. The Company currently owns a 134 unit motel, commercial space, and four adjacent office retail buildings in Baton Rouge, Louisiana (the "Motel"). The Motel is located next to the Mississippi River, three blocks from a river boat dock, at 427 Lafayette Street, Baton Rouge, Louisiana. The Company is also actively seeking to acquire other hospitality properties.

The Company's operations are largely being overseen by Diversified Holdings I, Inc., a subsidiary of Axia Group, Inc a majority shareholder, (the "Parent Company") by way of a Management Agreement entered into on April 30th, 1999 between the Company and the Parent Company. The Company agreed to compensate Diversified Holdings I, Inc. $10,000 per month plus 5% of net income, if any, in excess of $5,000 in return for management services provided by Diversified Holdings I, Inc.

Axia Group, Inc., the majority shareholder and parent corporation of Diversified Holdings I, Inc., acquired an indirect controlling interest in the Company through Innovative Property Development Corporation ("IPDC"), a consolidated subsidiary, that acquired a controlling interest in the Company pursuant to a Stock Acquisition Agreement dated April 30, 1998. Under the terms of the Stock Purchase Agreement, IPDC acquired a 51% interest in the Company in exchange for a $50,000 cash infusion to cover operating deficiencies related to the Motel and transferred 118,520 shares of restricted stock of Oasis Resorts International, Inc. (f.k.a. Flexweight Corporation) which was paid to the Smith Family Trust and San Pedro Securities, Ltd. Then, on April 2, 1999, pursuant to an Acquisition Agreement, IPDC sold all of its assets to Diversified Holdings 1, Inc., a 90% owned subsidiary of Axia Group, Inc. The sale of IPDC's assets to Diversified Holding I, Inc. included its entire controlling interest in the Company. Consequently, Diversified Holdings I, Inc. became the controlling shareholder of the Company. As a result of this transaction, Axia Group, Inc. retained its indirect control interest in the Company while relinquishing its control interest in IPDC. On July 1, 2000 the Company issued to Axia Group, Inc. 500,000 pre-split shares of common stock in exchange for forgiveness of $250,000 in debt owed to Axia for advances to fund operations. As a result of this transaction, Axia now owns more than 80% of the Company.

B.       The Motel

The Motel was acquired on May 31, 1997 by San Pedro Ltd. and the Smith Family Trust for the purpose of subsequently transferring the property to the Company for a 100% interest in the Company. The Company acquired the Motel for a One Million Nine Hundred Thousand Dollar ($1,900,000) note. Principal and interest on the mortgage are payable in 359 monthly installments of Eleven Thousand Three Hundred Ninety-One Dollars and Forty-Six Cents ($11,391.46) until July 1, 2027, when the remaining principal and interest is due in full. These payments are made to the General Lafayette Inc. c/o James A. Thom III, M.D. and his wife, Evelyn M Thom 130 Main Street, Baton Rouge, Louisiana, 70081. Additional consideration paid by the Company for the acquisition of the Motel included 75,000 shares of SynFuel Technology stock. No other material liens or encumbrances on the Motel exist other than the note. The Motel is located in the Parish of East Baton Rouge, State of Louisiana.

The Motel generated average monthly rental revenues in 2000 of Eighteen Thousand Nine Hundred Forty Dollars ($18,940). One Thousand Two Hundred Eighty Dollars ($1,280) per month was being generated at year's end from leases on other property. The Motel currently has an occupancy rate of approximately 65 % of its rentable rooms. The current number of available rooms fluctuates between 60 and
64. The Motel's low occupancy rate is due in part to the fact that the Motel is in need of substantial repairs including repairs to approximately seventy (70) rooms that are not rentable. If these unrentable rooms are added into the calculation of the Motel's occupancy rate, the Motel would have an occupancy rate of approximately 30 %. At the time the Company acquired the Motel, approximately 40 rooms were rentable out of a total of 134 rooms. A total of 20 rooms have been renovated since the property was purchased by the Company, bringing the number of currently rentable rooms to 60.

The neighborhood in which the Motel is located was considered economically depressed prior to the Company's acquisition of the Motel. However, the neighborhood over the last couple of years has begun the process of revitalization. The Company suspects that the Motel's poor condition was the result of the Motel's prior inability to generate sufficient revenues to make the necessary upgrades, repair, and improvements to properly maintain the property. The Motel's inability to generate sufficient revenues historically was most likely the result of the formerly depressed local economy. To date, the Company has been unable to find adequate financing to fully renovate the Motel.

The Company presently hopes to affiliate the Motel with a national hotel/motel chain, but must substantially renovate the property in order to qualify for such an affiliation. The Company is attempting to finance the renovations necessary to become part of a national chain with debt or equity financing. The initial cost of necessary renovations is estimated to be in excess of $500,000. The Company intends to finance the necessary renovations by finding bank or institutional financing, equity offerings and/or private placements.

The Company believes that it will need at least $750,000 to complete the renovations which would allow affiliation with a national chain. The completion of renovations would likely increase the Motel's rental revenues. However, there is no guarantee that the Company will obtain the necessary financing to make the planned renovations. In the event the Company does not obtain the necessary financing, the Company may not be able to operate the property at a profit. In the event the Company is unable to complete the planned renovations because of a lack of financing, the Company will either continue to operate its Motel as the General Lafayette Inn, or will attempt to sell the property.

The Company is currently reviewing two other options for making the Motel a profitable venture. The first is an outright sale of the Motel and the underlying land to a developer whom has proposed demolishing the Motel and erecting a multi-story residential and commercial space. The second option being reviewed is a joint venture with another developer in demolishing the property and erecting a multi-use facility with residential and commercial space. Neither option has been agreed to at the time of this filing.

Currently, the Company operates the Motel as an economy lodging facility. The Motel's current room rates are generally under $46 a night.

During 2000, the Company expended approximately $522,699 in improvements and other expenses relating to the operation of the Motel. The Company's prospects for increasing value and realizing a profit on the Motel are primarily contingent upon the Company's ability to obtain adequate financing to renovate the Motel, or to divest itself of the property. Upon completion of renovations to the Motel, if that is the option chosen, management believes that the Motel has the potential to operate at a profit. However, there is no guarantee that adequate financing will be secured or that the Motel will obtain profitability.

C.       Leasable Commercial Space on the Company's Property

The property upon which the Motel sits also contains approximately 15,000 square feet of leaseable commercial space of which approximately 32 % is currently occupied by tenants. The Company currently leases approximately 4,800 square feet of this commercial space to three tenants for a total monthly rental of $1,280 on a month to month basis, which may be canceled by either party with 30 days notice. The Motel's average room rental rate on a daily basis is $46.00 per night. The Motel also rents rooms on a weekly or monthly basis for an average daily rate of approximately $17.00. The property is currently operating at a net loss of approximately $30,150 per month.

D.       Acquisition of Other Properties

The Company also intends to acquire additional hospitality properties that either have the potential for significant capital appreciation with minimal renovations, or may be able to generate positive cash flows by reorganizing and improving management. The Company has no specific criteria as to the kinds of hospitality properties it may seek to acquire. Furthermore, the Company has not limited the geographical location in which it may acquire properties. However, given the Company's current financial condition, the Company will most likely acquire properties that can be acquired for minimal cash down payments and/or shares of the Company's common stock. Although the Company is actively seeking to acquire additional hospitality properties, the Company has not entered into any agreement nor does it have any commitment or understanding to acquire any additional properties as of the date of this filing. The Company, through its officers and consultants, will continue to locate, review, and evaluate various hospitality properties for acquisition or other business opportunities as they become available.

There is no guarantee that the Company will be successful in its attempts to acquire additional properties, or if such properties are acquired that they will operate at a profit. To a large extent, the decision to acquire a specific property or participate in a specific business opportunity may be made upon management's analysis regarding the quality of the property or business opportunity. Some of the factors which management may consider include: the location of the property, local economic factors and demographics, size, age and physical appearance of the property, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

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

In addition to these nationally branded or franchised lodging facilities that exist outside of the one-half mile radius of the Motel, the Company is aware that a 300 room Sheraton Crown Plaza Hotel, servicing the Riverboat Casino, recently opened. The Hotel could adversely affect the Company's ability to generate revenues, however, the Company believes that it will be able to maintain a competitive niche in the downtown Baton Rouge area as an economy or extended stay lodging facility in comparison to these other lodging facilities, whose market appeals to market segments other than the Motel's.

Moreover, the Motel's ability to remain competitive in the downtown Baton Rouge area may be affected by a number of factors, including the location and quality of its property, the number and quality of competing properties nearby, its affiliation with a recognized name brand, and general regional and local economic conditions.

If the Company acquires additional hospitality properties they will be subject to intense competition with other hospitality properties many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior business experience. There is no assurance that the Company will be successful in obtaining suitable properties.

The profitability of the Motel and future hospitality properties are subject to general economic conditions, competition, the desirability of the location, the relationship between supply and demand for motel rooms, and other factors. The Company operates the Motel, and may operate future hospitality properties in markets that contain numerous competitors. The continued success of the Company will result from the ability to compete with competitors in such areas as reasonableness of room rates, quality of accommodations, service level, and convenience of location. There can be no assurance that demographic, geographic, or other changes in the market will not adversely affect the convenience or desirability of the Company's operations. Furthermore, there can be no assurance that in the market in which the Company owns and operates the Motel or future properties that competing motels, hotels, and inns will not provide greater competition for guests than currently exists, or that new motels, hotels, or inns will not enter such market.

F.       Seasonality

The lodging industry is seasonal in nature. Lodging facilities experience seasonal trends that affect their rate of occupancy depending on the type of lodging facility and its location. For example, resorts located in warm climates may experience higher occupancy rates at Christmas time. With respect to the Company's Motel, it experiences greater revenues due to higher occupancy rates at several different times throughout the year. In particular, the Motel expects that it will experience increased occupancy rates during the fall and winter. The

Company bases this belief on the fact that the Louisiana State University football season attracts many visitors during the fall, and northerners visit the south also during the winter months to escape the cold. These seasonal conditions can be expected to cause quarterly fluctuations in the Company's revenues, profit margins, and net earnings. Although the Company's limited empirical data regarding occupancy rates does not presently reflect an increase in such rates during these seasonal periods, the Company expects that future occupancy rates will reflect these seasonal trends in the future.

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

H.       Regulation

The lodging industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverages (such as health and liquor license laws). Additionally, the Company's business is subject to extensive federal, state, and local regulatory requirements, including building and zoning requirements, all of which can prevent, delay, make uneconomic, or significantly increase the cost of renovating a lodging facility. Furthermore, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, over time pay, working conditions, work permit requirements, and discrimination claims. An increase in the minimum wage rate, employee benefit costs, or other costs associated with employees could aversely affect the Company. Under the Americans with Disabilities Act of 1990 ("ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes that the Motel is in substantial compliance with these regulations and requirements, a determination that the Company is not in compliance with the ADA could result in the imposition of fines or the award of damages to private litigants. These and other initiatives could adversely affect the Company as well as the lodging industry in general.

Under various federal, state and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Certain environmental laws and common law principals could be used to impose liability for release of asbestos- containing materials ("ACM's") into the air, and third parties may seek recovery from owners or operators of real property for personal injury associated with exposure to released ACM's. Environmental laws also may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures. In connection with the ownership or operation of the Motel, the Company may be potentially liable for any such costs. No assurance can be given that a material environmental claim will not be asserted against the Company. The cost of defending against claims of liability or remediating a contaminated property could have a material adverse effect on the results of operations of the Company.

I.       Employees

The Company's future success will depend, in part, on its continuing ability to attract, retain and motivate skilled personnel who are in great demand. The Company currently has 6 full time employees and 4 part time employees.

ITEM 2.      DESCRIPTION OF PROPERTY

Investment Policies

The Company's policy is to actively pursue the acquisition of real estate for investment income and appreciation in property value. The Company has no specific policy limiting the specific types of real estate in which the Company may chose to invest. The Company's policy has been to focus primarily on terms of financing and potential return on capital. The Company generally looks for properties that can be purchased by assuming the existing financing or by paying the balance of the purchase price with a nominal cash expenditure and/or the issuance of shares of the Company's common stock ("Common Stock").

The Company has no present intention to invest in First or Second Mortgages, interests in Real Estate Investment Trusts or Real Estate Limited Partnerships. However, the Company's Board of Directors is not precluded in the future from considering or participating in such investments.

The Company currently has no limitations on the percentage of assets which may be invested in any one investment, or the type of securities or investment in which it may invest. However, the board of directors in its discretion may set policies without a vote of the Company's securities holders regarding the percentage of assets which may be invested in any one investment or type of investment. The Company's current policy is to evaluate each investment based upon its potential capital return to the Company on a relatively short term basis. Furthermore, the Company does not plan to enter into the business of originating, servicing, or warehousing mortgages or deeds of trust, except as may be incidental to its primary purpose of acquiring real estate.

There is a risk that the Company may lose control of its properties through foreclosure if enough funds are not derived from the rental income for both the financing and operation of its properties. Currently, due to deficiencies in rental income from the property, the Company does not have sufficient rental revenues to cover the debt service and operating costs of its property. The Company currently has to use capital from other sources to fund this deficit. Although management hopes to obtain financing to allow completion of renovations, which may increase the occupancy rates and thus increase the rental income so that such income will cover both operations and debt service, no such assurances can be made.

Location and Description of Real Estate and Operating Data

The Company's sole asset is the General Lafayette Inn, a 134 unit Motel and restaurant, and four adjacent office/retail buildings, in Baton Rouge, Louisiana (the "Motel"). The Motel is located next to the Mississippi River, three blocks from a river boat dock, at 427 Lafayette Street, Baton Rouge, Louisiana.

The Motel is subject to a thirty (30) year mortgage in the principal amount of $1,900,000.00. Under the terms of the note The Company is required to make monthly payments in the amount of $11,391.46 until July 1,

2027. Mortgage payments are current on this obligation. The balance owing on December 31, 2000 was $1,811,846.

The Company presently hopes to affiliate the Motel with a national hotel/motel chain, but must substantially renovate the property in order to qualify for such an affiliation. The Company intends to finance the renovations necessary to become part of a national chain with debt or equity financing. The initial cost of necessary renovations is estimated to be in excess of $500,000. The Company intends to finance the necessary renovations by finding bank or institutional financing, equity offerings and/or private placements.

The Motel generated average monthly rental revenues in 2000 of Eighteen Thousand Nine Hundred Forty Dollars ($18,940). One Thousand Two Hundred Eighty Dollars ($1,280) per month was being generated at years end from leases on other property. The Motel currently has an occupancy rate of approximately 65 % of its rentable rooms. The current number of available rooms fluctuates between 60 and
64. The Motel's low occupancy rate is due in part to the fact that the Motel is in need of substantial repairs including repairs to approximately seventy (70) rooms that are not rentable. If these unrentable rooms are added into the calculation of the Motel's occupancy rate, the Motel would have an occupancy rate of approximately 30 %. At the time the Company acquired the Motel, approximately 40 rooms were rentable out of a total of 134 rooms. A total of 20 rooms have been renovated since the property was purchased by the Company, bringing the number of currently rentable rooms to 60.

The neighborhood in which the Motel is located was considered economically depressed prior to the Company's acquisition of the Motel. However, the neighborhood over the last couple of years has begun the process of revitalization. The Company suspects that the Motel's poor condition was the result of the Motel's prior inability to generate sufficient revenues to make the necessary upgrades, repair, and improvements to properly maintain the property. The Motel's inability to generate sufficient revenues historically was most likely the result of the formerly depressed local economy. To date, the Company has been unable to find adequate financing to fully renovate the Motel.

In the event the Company is unable to obtain financing which will allow complete renovation of the buildings comprising the Motel, the Company will be unable to complete necessary renovations which would allow for affiliation with a national motel chain. In such case, it is unlikely that the Motel can be operated at a profit.

The Company is also considering the sale of the property, and in the event a favorable offer is received, the Company would sell the property.

The property upon which the Motel sits also contains approximately 15,000 square feet of leaseable commercial space of which approximately 32 % is currently occupied by tenants. The Company currently leases approximately 4,800 square feet of this commercial space to three tenants for a total monthly rental of $1,280 on a month to month basis, which may be canceled by either party with 30 days notice. The Motel's average room rental rate on a daily basis is $46.00 per night. The Motel also rents rooms on a weekly or monthly basis for an average daily rate of approximately $17.00. The property is currently operating at a net loss of approximately $30,150 per month.

The federal tax basis for the Motel is Two Million Five Hundred Ninety-Nine Thousand Eight Hundred Forty-Six dollars ($2,599,846). The realty tax rate is
 .627 and the annual realty taxes for 2000 were $22,229. The Company is depreciating the property over a 39 year period and uses the straight line method of depreciation for accounting purposes. The Company is of the opinion that the Motel and property are adequately covered by insurance.

As for the competitive nature of the lodging industry in the local area, the Company is aware that a 300 room Sheraton Crown Plaza Hotel which will service the Riverboat Casino recently opened. The hotel could adversely affect the Company's ability to generate revenues. However, the Company believes that it will be able to maintain a competitive niche in the downtown Baton Rouge area as an economy or extended stay lodging facility in comparison to these other lodging facilities, whose market appeals to market segments other than the Motel's.

The Company's headquarters are located at 268 West 400 South, Salt Lake City, Utah 84101 where it shares office space with the Company's parent. The Company's management agreement with its parent includes the cost of using these facilities and the use of all the office equipment.

ITEM 3.       LEGAL PROCEEDINGS

The Company is currently not a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent of a majority of the shareholders of the Company, a resolution calling for the Company to change its state of domicile from the State of Louisiana to the State of Nevada and to effect a 10 for 1 forward split of the Company's outstanding shares was approved on August 23, 2000. The holders of 239,523 of the 275,423 issued and outstanding shares of the Company signed the written consent. The 239,523 shares voting in favor of the change of domicile represent fifty three percent (87%) of the total issued and outstanding shares of the corporation.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

The Company currently has no public trading market. The Company has filed a Form 15c-(2)(11) to obtain a listing on the NASD over the counter bulletin board in an effort to provide some liquidity for its shareholders and create a public market for the Company's securities. However, there is no guarantee that the Company will obtain a listing on the NASD over the counter bulletin board or that a public market for the Company' securities will develop, even if a listing on the NASD over the counter bulletin board is obtained.

Record Holders

As of March 28, 2001, there were 57 shareholders of record holding a total of 7,969,280 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Revenues

Revenues for the year ended December 31, 2000 decreased to $282,780 from $360,313 for the year ended December 31, 1999, a decrease of 27%. The decrease in revenues was attributable to a loss of a major commercial tenant during the year.

Losses

Net losses for the year ended December 31, 2000 increased to $361,787 from $253,455 for the year ended December 31, 1999, an increase of $108,332.

The Company expects to continue to incur losses at least through the fiscal year 2001, and there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

Expenses

General and administrative expenses for December 31, 2000 and 1999 were $522,699 and $511,504, respectively. The reason for the $11,195 increase is primarily attributable to an increase in utility rates.

Depreciation and amortization expenses for the years ended December 31, 2000 and December 31, 1999 were $52,745 and $50,960, respectively. The increase was due to improvements and purchase of property and equipment.

The Company expects increases in expenses through 2001 as the Company steps up its effort to acquire additional properties and works towards a solution to making the company profitable.

Liquidity and Capital Resources

Cash flow used by operations were $227,726 for the year ended December 31, 1999, compared to cash flow used by operations of $292,413 for the year ended December 31, 2000. Cash flows used in operating activities for the year ended December 31, 1999, are primarily attributable to settlement of debt for related party transaction shown as an account payable in the prior year.

Cash flow provided in financing activities was $262,700 for the year ended December 31, 1999, compared to net cash flows provided by financing activities of $281,090 for the year ended December 31, 2000.

The Company has funded its cash needs from inception through December 31, 2000 with revenues generated from its operations and advances from its Parent Company. In addition, the Company may issue additional shares of its common stock pursuant to a private placement or registered offering, if necessary to raise additional capital.

Capital Expenditures

The Company made $0 and $8,100 in capital expenditures on property or equipment for the years ended December 31, 2000 and 1999, respectively.

The Company has a working capital deficiency at December 31, 2000 in the amount of $310,874. However, $271,186 of this working capital deficiency is owed to the Company's parent. The Company intends to fund the Motel's operations over the course of the next year with long term bank financing, increasing rental revenues and/or equity financing in the form of a private placement offering.

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

Known Trends, Events, or Uncertainties

Lodging Industry Operating Risks. The Company is subject to all operating risks common to the lodging industry. These risks include, among other things, (i) competition for guests from other hotels, a number of which may have greater marketing and financial resources than the Company, (ii) increases in operating costs due to inflation and other factors, which increases may not have been offset in recent years, and may not be offset in the future by increased room rates, (iii) dependence on business and commercial travelers and tourism, which business may fluctuate and be seasonal, (iv) increase in energy costs and other expenses of travel which may deter travelers, and (v) adverse effects of general and local economic and weather conditions.

Capital Requirements and Availability of Financing. The Company's business is capital intensive, and it will have significant capital requirements in the future. The Company's leverage could affect its ability to obtain financing in the future to undertake remodeling or refinancings on terms and subject to conditions deemed acceptable to the Company. In the event that the Company's cash flow and working capital are not sufficient to fund the Company's expenditures or to service its indebtedness, it would be required to raise additional funds through the sale of additional equity securities, the refinancing of all or part of its indebtedness or the sale of assets. There can be no assurances that any of these sources of funds would be available in an amount sufficient for the Company to meet its obligations. Moreover, even if the Company were able to meet its obligations, its leveraged capital structure could significantly limit its ability to finance its remodeling program and other capital expenditures to compete effectively or to operate successfully under adverse economic conditions. Additionally, financial and operating restrictions contained in the Company's existing indebtedness may limit the Company's ability to secure additional financing, and may prevent the Company from engaging in transactions that might otherwise be beneficial to the Company and to holders of the Company's common stock. The Company's ability to satisfy its obligations will also be dependent upon its future performance, which is subject to prevailing economic conditions and financial, business and other factors beyond the Company's control.

General Real Estate Investment Risks. The Company's investments are subject to varying degrees of risk generally incident to the ownership of real property. Real estate values and income from the Company's current properties may be adversely affected by changes in national or local economic conditions and neighborhood characteristics, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters which may result in uninsured losses, acts of war, adverse changes in zoning laws, and other factors which are beyond the control of the Company.

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

ITEM 7.    FINANCIAL STATEMENTS

The Company's financial statements for the fiscal years ended December 31, 2000 and 1999 are attached hereto as F-1 through F-10.




                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION

                              FINANCIAL STATEMENTS

                                December 31, 2000

                       [WITH INDEPENDENT AUDITORS' REPORT]

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION


                                Table of Contents


                                                                            Page
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . ..F-1

Balance Sheet - December 31, 2000 . . . . . . . . . . . . . . . . . . . . .F-2-3

Statements of Stockholders' Equity for the years ended
December 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . .   F-4

Statements of Operations for the years ended December 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

Statements of Cash Flows for the years ended December 31,
2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-6

Notes to Financial Statements . . . . . . . . . . . . . . . . . . .  F-7 to F-10

                       (Letterhead of Mantyla McReynolds)
                               5872 South 900 East
                           Salt Lake City, Utah 84121
                            Telephone (801) 269-1818


                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Golden Opportunity Development Corporation
Salt Lake City, Utah

We have audited the accompanying balance sheet of Golden Opportunity Development Corporation as of December 31, 2000, and the related statements of stockholders' equity, operations, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Opportunity Development Corporation as of December 31, 2000, and the results of operations and cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's history of operating losses raises substantial doubt about its ability to continue as a going concern. Management's plans in those matters are described in note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


   /s/ Mantyla McReynolds
Mantyla McReynolds

March 28, 2001
Salt Lake City, Utah

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
                                  Balance Sheet
                                December 31, 2000


                                                                   December
                                                                   31, 2000
                                                               -----------------
ASSETS

   Current Assets
      Cash                                                     $           7,096
          Total Current Assets                                             7,096

   Fixed Assets
      Property and equipment, net - Notes 1 & 4                        1,695,389
      Land                                                               800,000
                                                               -----------------
          Total Fixed Assets                                           2,495,389

TOTAL ASSETS                                                   $       2,502,485
                                                               =================





                 See accompanying notes to financial statements

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
                                  Balance Sheet
                                   (continued)
                                December 31, 2000


                                                                  December
                                                                  31, 2000
                                                              -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Current Liabilities
      Accounts payable                                        $           6,504
      Accrued liabilities                                                11,511
      Payable to parent - Note 2                                        271,186
      Current portion long-term debt - Note 5                            28,769
          Total Current Liabilities                                     317,970
                                                              -----------------

   Long-Term Liabilities
      Mortgage payable - Note 5                                       1,811,848
      Less current portion                                              (28,769)
          Total Long-Term Liabilities                                 1,783,079

TOTAL LIABILITIES                                                     2,101,049

STOCKHOLDERS' EQUITY
      Common stock - 100,000,000 shares
        authorized at $0.001 par;                                         7,758
           7,757,780 shares issued and outstanding
      Paid in capital                                                 1,304,182
      Retained earnings                                                (910,504)
TOTAL STOCKHOLDERS' EQUITY                                              401,436
                                                              -----------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                          $       2,502,485
                                                              =================



                 See accompanying notes to financial statements

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
                       Statements of Stockholders' Equity
                               for the years ended
                           December 31, 2000 and 1999

                                                                              Additional                             Total
                                              Number of          Common          Paid-in         Retained    Stockholders'
                                                 Shares           Stock          Capital         Earnings           Equity
                                       ---------------- ---------------  ---------------  ---------------  ---------------

Balance, December 31, 1998                      100,000 $           100  $      699,900   $     (295,262)  $       404,738

Issued stock for debt @ $2.61/shr               112,523             112          293,573                           293,685

Issued stock for cash @ $2.00/shr                 5,000               5            9,995                            10,000

Issued stock for cash @ $1.00/shr                 8,700               9            8,691                             8,700

Issued stock for services @ $1.00/shr            29,200              29           29,171                            29,200

Net income (loss) for 1999                                                                      (253,455)        (253,455)
                                       ---------------- ---------------  ---------------  ---------------  ---------------
Balance, December 31, 1999                      255,423             255        1,041,330        (548,717)          492,868

Issued stock for services @ $1.00/shr            20,000              20           19,980                            20,000

Issued stock for debt @ $.50/shr                500,000             500          249,500                           250,000

Stock split 10:1                              6,978,807           6,979          (6,979)                                 0

Issued stock for services @ $.10/shr              3,550               4              351                               355

Net income (loss) for 2000                                                                      (361,787)        (361,787)
Balance, December 31, 2000                    7,757,780 $         7,758  $     1,304,182   $    (910,504)  $       401,436
                                       ================ ===============  ===============  ===============  ===============

                 See accompanying notes to financial statements

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
                            Statements of Operations
                 for the years ended December 31, 2000 and 1999

                                                                           Year               Year
                                                                          ended              ended
                                                                       December 31,       December 31,
                                                                           2000               1999
                                                                  ---------------------- ------------------
Revenue
   Hotel revenues                                                 $              248,530 $          321,193
   Lease revenues                                                                 34,250             39,120
Total revenue                                                                    282,780            360,313

General and administrative expenses                                              522,699            511,504
                                                                  ---------------------- ------------------
          Net income (loss) from rental operations                              (239,919)          (151,191)

Other income (expense)
   Interest income (expense)                                                    (113,476)          (102,264)
   Gain (loss) on sale of assets                                                  (8,392)
          Total other income (expense)                                          (121,868)          (102,264)
                                                                  ---------------------- ------------------
Net income (loss)                                                 $             (361,787)$         (253,455)
                                                                  ====================== ==================


Net income (loss) per common share                                $           (0.07)     $       (0.13)
                                                                  ====================== ==================
Weighted average shares outstanding                                            5,254,474          2,022,927
                                                                  ====================== ==================


                 See accompanying notes to financial statements

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
                            Statements of Cash Flows
                               for the years ended
                           December 31, 2000 and 1999

                                                                               Year               Year
                                                                              ended              ended
                                                                           December 31,       December 31,
Cash Flows from Operating Activities:                                          2000               1999
-------------------------------------
                                                                        ------------------ ------------------
Net Income (loss)                                                       $         (361,787) $        (253,455)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation and amortization                                                   52,745             50,960
    Issued stock for services                                                       20,355             29,200
    Decrease (increase) in prepaid expenses                                          4,333             (4,333)
    Decrease (increase) in deposits                                                  4,052
    Increase (decrease) in accounts payable                                        (23,622)           (17,998)
    Increase (decrease) in related party payables                                                     (23,315)
    Increase (decrease) in accrued liabilities                                      11,511            (32,100)
                                                                        ------------------ ------------------
       Net Cash Provided by/(Used for) in Operating  Activities                   (292,413)          (251,041)

Cash Flows from Investing Activities:
   Sale (purchase) of fixed assets                                                   8,392             (8,100)
                                                                        ------------------ ------------------
       Net Cash Provided by/(Used for) Investing Activities                          8,392             (8,100)

Cash Flows from Financing Activities:
------------------------------------
    Principal payments on mortgage                                                 (24,188)           (29,848)
    Net advances from shareholder                                                  305,278            273,848
    Issued stock for cash                                                                              18,700
                                                                        ------------------ ------------------
              Net Cash Provided by/(Used for) Financing Activities                 281,090            262,700

                    Net Increase(decrease) in Cash                                  (2,931)             3,559

Beginning Cash Balance                                                              10,027              6,468
                                                                        ------------------ ------------------

Ending Cash Balance                                                     $            7,096  $          10,027
                                                                        ================== ==================

Supplemental Disclosure Information:
  Cash paid during the year for interest                                $          113,476  $         102,264
  Cash paid during the year for income taxes                            $                0  $               0


                 See accompanying notes to financial statements

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
                          Notes to Financial Statements
                                December 31, 2000

NOTE 1            Summary of Significant Accounting Policies
                  ------------------------------------------

         Nature of Operations

         The Company incorporated under the laws of the state of Louisiana on May 7, 1997 as Golden Opportunity Development Corporation. During the year the Company redomiciled to the State of Nevada and effected a ten for one (10:1) forward stock split. At December 31, 2000 the Company was a majority owned subsidiary of AXIA Group, Inc. (AXIA), a publicly traded company headquartered in Salt Lake City, Utah. The Company owns and operates The General Lafayette Inn located in the downtown area of Baton Rouge.

         Statement of Cash Flows

         Cash is comprised of cash on hand or on deposit in banks. The Company had $7,096 and $10,027 at December 31, 2000 and 1999. Non cash financing activities consisted of the issuance of 5,000,000 and 1,125,230 shares of common stock (adjusted for 10:1 split) for debt valued at $250,000 and $293,685 for the years ended December 31, 2000 and 1999.

         Deferred Income Taxes

         In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which is effective for fiscal years beginning after December 15, 1992. SFAS No. 109 requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. The Company has adopted SFAS No. 109 for financial reporting purposes. See Note 3 below.

         Depreciation

         The Company's property and equipment is depreciated using the straight-line method over the useful lives shown below for financial reporting purposes and amounted to $52,745 and $50,960 for the years ended December 31, 2000 and 1999.

Asset                                                          Useful life
--------------------------------------------------------------------------
Equipment and fixtures                                        5 to 7 years
Buildings and improvements                                  25 to 39 years

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
                          Notes to Financial Statements
                                December 31, 2000

         Net Income Per Common Share

         Net income per common share is based on the weighted average number of shares outstanding during the period.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition

         Rental revenues are recorded in the period in which they are earned in accordance with rental agreements and lease contracts.

NOTE 2            Related Party Transactions

         The Company has an ongoing management agreement with a subsidiary of AXIA that provides management services in exchange for $10,000 per month. During the years ended December 31, 2000 and 1999 the Company recorded $120,000 each year as expenses pursuant to the agreement.

         The Company's parent advances cash averaging $15,000 per month to supplement working capital. During the years ended December 31, 2000 and 1999 the Company issued 5,000,000 and 1,125,230 shares (adjusted for 10:1 split) of its common stock to AXIA and Diversified Holdings I, Inc. (DHI), to offset $250,000 and $293,685 of the accumulated debt. At December 31, 2000 the Company had a payable to AXIA in the amount of $271,186.

         The Company issued 3,550 of its common shares to employees of AXIA during 2000 in exchange for services valued at $.10 per share. During 1999 the Company issued 280,000 of its common shares (adjusted for 10:1 split) to its officers and directors in exchanges for services valued at $.10 per share.

NOTE 3            Accounting for Income Taxes

         For the years ended December 31, 2000 and 1999, no provision for income taxes has been recorded due to operating loss carryforwards totaling approximately $761,787 that may be offset against future taxable income. The Company files its federal income tax returns as part of the AXIA consolidated group for periods beginning July 1, 2000. AXIA has unused operating loss carryforwards of its own, consequently no tax benefit from the Company's current period loss was realized by AXIA. The Company's net operating loss carryforwards begin to expire in 2012. Management of the Company believes there is a 50% or greater chance that the carryforwards will expire unused. Consequently, the deferred tax benefit has been offset by a valuation allowance in the same amount. The deferred tax benefit and offsetting valuation allowance is as follows:

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
                          Notes to Financial Statements
                                December 31, 2000


                                                                  December
                                                                  31, 2000
                                                              -----------------
Prior NOL at 34% tax rate                                     $         136,000
Current NOL at 34% tax rate                                             123,008
   Total deferred tax benefit                                           259,008
Valuation allowance                                                    (259,008)
     Income tax provision                                     $               0
                                                              =================

NOTE 4            Property and Equipment

         Property and equipment consist of the following:

                                               December           December
                                               31, 2000           31, 1999
                                          ------------------ ------------------
Building                                  $        1,800,000 $        1,800,000
Leasehold improvements                                61,225             61,225
Furniture and fixtures                                 9,170              9,170
Vehicles                                                   0              9,631
Accumulated depreciation                            (175,006)          (123,500)
                                          $        1,695,389 $        1,756,526
                                          ================== ==================

NOTE 5            Debt

         The Company's long-term debt consists of a seller financed mortgage note bearing interest at 6% with monthly payments of $11,391, maturing on June 1, 2027. The note is secured by substantially all of the Company's property. Balances due at December 31, 2000 and 1999 are $1,811,848 and $1,836,036. The following is a summary of principal maturities of long-term debt during the next five years:

             2001                                             $           28,769
             2002                                                         30,544
             2003                                                         32,428
             2004                                                         34,428
             2005                                                         36,551
             thereafter                                                1,649,128
                                                              $        1,811,848
                                                              ==================

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
                          Notes to Financial Statements
                                December 31, 2000

NOTE 6            Going Concern

         The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has a history of operating at a loss and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to seek a buyer for the property. The Company's parent plans to finance the operating deficit until the property is sold.

NOTE 7            Subsequent Events / Related Party

         On January 4, 2001 the Company issued 200,000 shares of its common stock to a third party, pursuant to an S-8 Registered Offering under the Securities Act of 1933, for services received.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On October 17, 2000, Golden Opportunity Development Corporation ("the Company") retained Mantyla McReynolds of Salt Lake City ("Mantyla"), to be the principal accountant engaged to audit the Company's financial statements. This change replaces the firm of Crouch, Bierwolf & Chisholm of Salt Lake City ("CBC"), who was dismissed on October 17, 2000, as the Company's principal accountant and auditor. The Company had a good relationship with CBC, but determined that it needed the services of a larger firm. Accordingly, the Company's board of directors approved the engagement of Mantyla as the principal accountant.

The audit reports of CBC on the Company's financial statements for the fiscal year ending December 31, 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports included an explanatory paragraph for a going concern uncertainty.

In connection with the audits of the fiscal year ending December 31, 1999 and the subsequent interim periods through June 30, 2000, and up to October 17, the date of CBC's termination, the Company had no disagreements with CBC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused CBC to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

During the fiscal year ending December 31, 1999, and the subsequent interim period through June 30, 2000, and through October 17, 2000, the date of termination, and prior to Mantyla's appointment, the Company did not consult with Mantyla regarding the application of generally accepted accounting principles to a specific transaction, either proposed or completed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult Mantyla in respect to these matters during that time (for additional information, see Form 8-K filed by the Company on October 18, 2000).


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
                  PERSONS

The Officers and Directors of the Company as of December 31, 2000 are as follows:

Name                       Age                         Position

Richard D. Surber          28                          President & Director

Svetlana Senkovskaia       40                   Secretary/Treasurer and Director

John Fry                   67                          Director

Richard D. Surber, Age 28. Mr. Surber has served as president and a director of the Company from August, 1999 to present. He graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation, and bankruptcy. He has served as President and Director of the Company since May of 1999. He serves, or has served, as an officer and director of the following public companies: Axia Group, Inc., a holding company whose subsidiaries invest in real estate and provide financial consulting services (president and director from 1992 to the present); Chattown.com Network, Inc., which is unrelated to the Company (president and director from June, 1999 to April 10, 2000); China Mall USA.com, Inc., a former subsidiary of Axia Group, Inc., which currently is a non-reporting Chinese Internet company (president and director 1992 to June, 1999); Youthline USA, Inc., a shell company that acquired an educational company which distributes education newspapers to children in grades K-12 (secretary and director from April 6, 1999 to July 29,1999); Premier Brands, Inc., a shell company (president and director April, 1998 to September, 1998); Kelly's Coffee Group, Inc., a shell company (president and director May 1999 to the present); and Power Exploration, Inc., an oil and gas company (director from January 28, 2000 to June 23, 2000). Mr. Surber is also the President and a Director of several publicly reporting "blank check" companies. Mr. Surber began his term as the Company's President and Director on December 15, 1999. Mr. Surber's term of office as one of the Company's directors is for one year or until each year's annual meeting of the shareholders.

Svetlana Senkovskaia, Age 40. Ms. Senkovskaia graduated from Leningrad University in Leningrad, Russia with a Master's Degree in Chemistry. Since 1997 Ms. Senkovskaia has been the property manager of the Company's Motel, the General Lafayette. Additionally, Ms. Senkovskaia has been a director of the Company since August of 1999. Prior to her affiliation with the Company and the Motel, Ms. Senkovskaia was a property manager for four years for Oasis International, Inc. Ms. Senkovskaia's term of office as one of the Company's directors is for one year or until each year's annual meeting of the shareholders.

John Fry, age 67. Mr. Fry has been a director of the Company since August of 1999. Mr. Fry has been a retired executive for the past five years. Prior to his retirement, Mr. Fry was a the Vice President of Firestone Tire Company for over 35 years. Presently, Mr. Fry on a part time basis acts as a business consultant and an outside director to the Company. Mr. Fry's term of office as one of the Company's directors is for one year or until each year's annual meeting of the shareholders.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4, and 5 furnished to the Company, the Company is aware of three persons and two entities who during the transitional period ended December 31, 2000 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such transitional year as follows:

Richard D. Surber - Mr. Surber was appointed to the Board of Directors of the Company on August 24, 1999. Mr. Surber failed to file a Form 3 in a timely manner after the Company became a reporting company in December of 1999. Mr. Surber further failed to timely file a Form 5 for the year ended December 31, 2000.

John Fry, Jr. - Mr. Fry was appointed to the Board of Directors of the Company on August 24, 1999. Mr. Fry failed to file a Form 3 in a timely manner after the Company became a reporting company in December of 1999. Mr. Fry further failed to timely file a Form 5 for the year ended December 31, 2000.

Svetlana Senkovskaia - Ms. Senkovskaia was appointed to the Board of Directors of the Company on August 24, 1999. Ms. Senkovskaia failed to file a Form 3 in a timely manner after the Company became a reporting company in December of 1999. Ms. Senkovskaia further failed to timely file a Form 5 for the year ended December 31, 2000.

Diversified Holdings I, Inc. ("Diversified") - Diversified is the owner of 21.1% of the issued and outstanding shares of the Company. Diversified failed to file a Form 3 in a timely manner after the Company became a reporting company in December of 1999. Diversified further failed to timely file a Form 5 for the year ended December 31, 2000.

Axia Group, Inc. ("Axia") - Axia is the owner of 64.5% of the issued and outstanding shares of the Company. Axia failed to file a Form 3 in a timely manner after the Company became a reporting company in December of 1999. Axia further failed to timely file a Form 5 for the year ended December 31, 2000.

ITEM 10.    EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during 2000 and 1999. The following table and the accompanying notes provide a summary of compensation paid during the past two fiscal years concerning cash and noncash compensation paid or accrued by the Company's president.

                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation                         Long Term Compensation
                                                                               Awards             Payout
                                                                     Restricted     Securities
Name and                                           Other Annual         Stock       Underlying       LTIP        All Other
Principal         Year      Salary      Bonus      Compensation       Award(s)        Options       payout     Compensation
Position                     ($)         ($)            ($)              ($)          SARs(#)        ($)            ($)
--------------- -------- ------------ ---------- -----------------  ------------- --------------- ---------- -----------------

Richard D.        2000            -          -               -               -               -          -                 -
Surber,           1999            -          -               -         $25,000               -          -                 -
President /
CEO

--------------- -------- ------------ ---------- -----------------  ------------- --------------- ---------- -----------------

Compensation of Directors

The Company's directors are currently not compensated for their services as director of the Company.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of March 28, 2001, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding Common Stock, by each director, and by all executive officers and directors as a group.

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

  Title of Class             Name and Address of                  Amount and nature of             Percent of Class
                            Beneficial Ownership                  Beneficial Ownership
      Common             Richard D. Surber, Director                   6,885,230(1)                        86.4%
       Stock            268 West 400 South, Suite 300
  .001 Par Value         Salt Lake City, Utah 84101
      Common                Svetlana Senkovskaia                         20,000                          0.25%
       Stock                427 Lafayette Street
  .001 Par Value            Baton Rouge, LA 70802
      Common                      John Fry                               10,000                          0.12%
       Stock                 3619 Lakeview Road
  .001 Par Value            Carson City, NV 89703
      Common            Diversified Holdings I, Inc.                   1,635,230                         21.1%
       Stock            268 West 400 South, Suite 300
  .001 Par Value         Salt Lake City, Utah 84101
      Common                  Axia Group, Inc.                         5,000,000                         64.5%
       Stock            268 West 400 South, Suite 300
  .001 Par Value         Salt Lake City, Utah 84101
      Common             All Executive Officers and                    6,915,230                         86.8%
       Stock                Directors as a Group
  .001 Par Value               (Three persons)

                                       15

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ownership of the Company is multi-layered. Accordingly, Axia Group, Inc. is the parent company of Diversified Holdings 1, Inc. Axia Group, Inc. owns 99% of Diversified Holdings 1, Inc.'s common stock. In turn, Diversified Holdings 1, Inc. is the beneficial owner of 21.1% of the Company. The Company's properties are being managed by Diversified Holdings I, Inc. pursuant to a management contract dated April 30, 1999 (see "exhibit 10").

The Company's parent advances cash averaging $15,000 per month to supplement working capital. During the years ended December 31, 2000 and 1999 the Company issued 5,000,000 and 1,125,230 shares (adjusted for 10:1 split) of its common stock to AXIA and Diversified Holdings I, Inc. (DHI), to offset $250,000 and $293,685 of the accumulated debt. At December 31, 2000 the Company had a payable to AXIA in the amount of $271,186.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 23 of this Form 10-KSB, which is incorporated herein by reference.

(1) Richard Surber owns 250,000 shares of common stock and is also President and Director of Diversified Holdings I, Inc. which owns 1,635,230 shares and Axia Group, Inc. which owns 5,000,000 shares. As a result of his position he has voting control over a total of 6,885,230 shares of common stock.

(b) Reports on Form 8-K: During the last quarter of the year ended December 31, 2000, the Company filed 1 Form 8-K on October 18, 2000, which reported the following:

              On October 17, 2000, Golden Opportunity Development Corporation ("the Company") retained Mantyla McReynolds of Salt Lake City ("Mantyla"), to be the principal accountant engaged to audit the Company's financial statements. This change replaces the firm of Crouch, Bierwolf & Chisholm of Salt Lake City ("CBC"), who was dismissed on October 17, 2000, as the Company's principal accountant and auditor. The Company had a good relationship with CBC, but determined that it needed the services of a larger firm. Accordingly, the Company's board of directors approved the engagement of Mantyla as the principal accountant.

              The audit reports of CBC on the Company's financial statements for the fiscal year ending December 31, 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports included an explanatory paragraph for a going concern uncertainty.

              In connection with the audits of the fiscal year ending December 31, 1999 and the subsequent interim periods through June 30, 2000, and up to October 17, the date of CBC's termination, the Company had no disagreements with CBC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused CBC to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

              During the fiscal year ending December 31, 1999, and the subsequent interim period through June 30, 2000, and through October 17, 2000, the date of termination, and prior to Mantyla's appointment, the Company did not consult with Mantyla regarding the application of generally accepted accounting principles to a specific transaction, either proposed or completed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult Mantyla in respect to these matters during that time.


                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10- KSB to be signed on its behalf by the undersigned, there unto duly authorized, this __ day of March, 2001.

                         Golden Opportunity Development Corporation

                          /s/ Richard Surber
                         ----------------------------------------
                         Name:  Richard D. Surber
                         Title: President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                 Date
/s/ Richard Surber
------------------
Richard D. Surber              President and Director            March 30, 2001



/s/ Svetlana Senkovskaia
-------------------------
Svetlana Senkovskaia           Secretary and Director            March 30, 2001



/s/ John Fry
------------------------
John Fry                       Director                          March 30, 2001

                                (Incorporated by
                                 Exhibit 2(iii)

           ARTICLES OF INCORPORATION OF GOLDEN OPPORTUNITY DEVELOPMENT
                                   CORPORATION

                                   ARTICLE 1.

                                  Company Name

 1.1 The name of this corporation is Golden Opportunity Development Corporation

                                   ARTICLE 2.

                                    Duration

         2.1 The corporation shall continue in existence perpetually unless sooner dissolved according to law.

                                   ARTICLE 3.

                       Principal Office & Registered Agent

         3.1 The resident agent and registered office located within the State of Nevada is:

                  LaVonne Frost
                  711 South Carson St. Suite 1
                  Carson City, Nevada 89701

                                   ARTICLE 4.

                                     Purpose

         4.1 The purpose for which the corporation is organized is to engage in any lawful activity within or without the State of Nevada.

                                   ARTICLE 5.

                               Board of Directors

         5.1. Number. The members of the governing Board of the Corporation shall be styled "Directors", and the first Board shall be three (3) in number. The Number of directors shall not be reduced to less than one (1) nor exceed seven (7) and may, at any time or times, be increased or decreased in such manner as shall be provided in the Bylaws of the corporation or by an amendment to the Bylaws of the corporation duly adopted by either the Board of Directors or the Shareholders.

   5.2 The names and addresses of the first Board of Directors are as follows:
                  Richard D. Surber
                  268 West 400 South, Suite 300
                  Salt Lake City, Utah 84101

                  John Fry
                  268 West 400 South, Suite 300
                  Salt Lake City, Utah 84101

                  Svetlana Senkovskaia
                  268 West 400 South, Suite 300
                  Salt Lake City, Utah 84101
                                   ARTICLE 6.

                                  Capital Stock

         6.1 The corporation shall have the authority to issue one hundred million (100,000,000) shares of common stock, $0.001 per value ("Common Stock"). Shares of any class of stock may be issued, without shareholder action, from time to time in one or more series as may from time to time be determined the board of directors. The Corporation's board of directors is hereby expressly granted authority, without the necessity of shareholder action, and within the limits set forth in the Nevada business Corporation Law, to:

                  (a) designate in whole or in part, the preferences, limitations, and relative rights of any class of shares before the issuance of any shares of that class;

                  (b) create one or more series within a class of shares, fix the number of shares of each such series, and designate, in whole or in part, the preferences, limitations, and relative rights of the series, all before the issuance of any shares of that series;

                  (c) alter or revoke the preferences, limitations, and relative rights granted to or imposed upon any wholly unissued class of shares or any wholly unissued series of any class of shares; and

                  (d) increase or decrease the number of shares constituting any series, the number of shares of which was originally fixed by the board of directors, either before or after the issuance of shares of the series; provided that, the number my not be decreased below the number of shares of the series then outstanding, or increased above the total number of authorized shares of the applicable class of shares available for designation as part of the series.

         6.2 The allocation between the classes, or among the series of each class, of unhnfited voting rights and the right to receive the net assets of the Corporation upon dissolution, shall be as designated by the board of directors. All rights accruing to the outstanding shares of the Corporation not expressly provided, or to the contrary, herein or in the Corporation's bylaws or in any amendment hereto or thereto shall be vested in the Common Stock. Accordingly, unless and until otherwise deigned by the Corporation's board of directors and subject to any superior rights as so designated, the Common Stock shall have unlimited voting rights and shall be entitled to receive the net assets of the Corporation upon dissolution.

         6.3 The capital stock of the Corporation shall be issued as fully paid, and the private property of the shareholders shall not be subject to pay debts, obligations, or liabilities of the Corporation, and no paid up stock, and no stock issued as fully paid up shall ever be assessable or assessed.

         6.4 The holders of shares of capital stock of the Corporation shall not be entitled to preemptive or preferential rights to subscribe to any unissued stock or any other securities which the Corporation may now or hereafter be authorized to issue.

         6.5 The Corporations's capital stock may be issued and sold from time to time for such consideration as may be fixed by the board of directors.

         6.6 The shareholders shall not possess cumulative voting rights.

                                   ARTICLE 7.

                             No Further Assessments

         7.1 The capital stock, after the amount of the subscription price has been paid in money, property, or services, as the Board of Directors shall determine, shall be subject to no further assessment to pay the debts of the corporation, and no stock issued as fully paid up shall ever be assessable or assessed, and these Articles of Incorporation shall not and cannot be amended, regardless of the vote therefore, so as to amend, modify or rescind this Article 6., or any of the provisions hereof.

                                   ARTICLE 8.

                                     Bylaws

         8.1 The bylaws of the Corporation shall be adopted by its board of directors. The power to alter, amend, or repeal the bylaws, or to adopt new bylaws, shall be vested in the board of directors, except as otherwise may be specifically provided by law or in the bylaws.

                                                        ARTICLE 9.

                                                   Shareholder's Meetings

         9.1 Meetings of shareholders shall be held at such place within or without the State of Nevada as may be provided by the Corporation's bylaws. Special meetings of the shareholders may be called by the president or any other executive officer of the Corporation, the board of directors, or any member thereof, or by the record holder or holders, of at least ten percent (1O%) of all shares entitled to vote at the meeting. Any action otherwise required to be taken at a meeting of the shareholders, except election of directors, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by shareholders having at least a majority of the voting power.

                                                        ARTICLE 10.

                             Election Not to be Governed By Provisions of NRS
78.411 to 78.444.

                  10.1 The Corporation, pursuant to NRS 78.434, hereby elects not to be governed by the provisions of NRS 78.411 to 78.444, inclusive.

                                                        ARTICLE 11.

                                       Indemnification of Officers and Directors

                  11.1 The Corporation shall indemnify its directors, officers, employee, fiduciaries and agents to the fullest extent permitted under the Nevada Revised Statutes.

                  11.2 Every person who was or is a party or is threatened to be made a party to or is involved in any action, suit or proceedings, whether civil, criminal, administrative or investigative, by reason of the fact that he or a person for whom he is the legal representative is or was a director or officer of the corporation or is or was serving at the request of the corporation as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise, shall be indemnified and held harmless to the fullest extent legally permissible under the law of the State of Nevada from time to time against all expenses, liability and loss (including attorney's fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in connection therewith. Such right of indemnification shall be a contract right which may be enforced in any manner desired by such person. Such right of indemnification shall not be exclusive of any other right which such directors, officers or representatives may have or hereafter acquire and, without limiting the generality of such statement, they shall be entitled to their respective rights of indemnification under any By-Law, agreement, vote of stockholders, provision of law or otherwise, as well as their rights under this Article.

                  11.3 Without limiting the application of the foregoing, the Board of Directors may adopt By- Laws from time to time with respect to indemnification to provide at all times the fullest indemnification permitted by the law of the State of Nevada and may cause the corporation to purchase and maintain insurance on behalf of any person who is or was a director or officer of the corporation as a director of officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise against any liability asserted against such person and incurred in any such capacity or arising out of such status, whether or not the corporation would have the power to indemnify such person.

                  11.4 The private property of the Stockholders, Directors and Officers shall not be subject to the payment of corporate debts to any extent whatsoever.

                  11.5 No director, officer or shareholder shall have any personal liability to the corporation or its stockholders for damages for breach of fiduciary duty as a director or officer, except that this provision does not eliminate nor limit in any way the liability of a director or officer for:

         (a) Acts or omissions which involve intentional misconduct, fraud or a knowing violation of law; or

                  (b) The payment of dividends in violation of Nevada Revised
                      Statutes (N.R.S.) 78.300.

                                   ARTICLE 12.

                        Purchase of Corporation's Shares

         12.1 The corporation, by action of its directors, and without action by its shareholders, may purchase its own shares in accordance with the provisions of the Nevada Corporations Code. Such purchases may be made either in the open marker or at a public or private sale, in such manner and amounts, from such holder or holders of outstanding shares of the corporation and at such prices as the Board of Directors shall from time to time determine.

                                   ARTICLE 13.

                                                       Incorporators

         13.1 The name and address of the Incorporator of the corporation is as follows:

                           Richard D. Surber

                           268 West 400 South, Suite 300
                           Salt Lake City, Utah 84101

         IN WITNESS WHEREOF, I have hereunto set my hand this 22nd day of August, 2000, hereby declaring and certifying that the facts stated hereinabove are true.



                      /s/ Richard D. Surber
                  ----------------------------------------
                  Richard D. Surber, Incorporator and Director




         NOTARIZATION OF SIGNATURE OF A DIRECTOR AND THE INCORPORATOR

         State of Utah              )
                                    )
         County of Salt Lake        )

         On this 22nd day of August, 2000 before me, Bonnie Tippets, a notary public, personally appeared Richard D. Surber who is personally known to me to be the person whose name is subscribed to this instrument and who has acknowledged that he executed the same as a Director and the Incorporator of Golden Opportunity Development Corporation


                                          /s/ Bonnie Tippets
         S                                ______________________________________
         E                                                    Notary Public

         A                                                    4/14/2001
         L                                ______________________________________
                                                           My Commission Expires

                                  Exhibit 2(iv)

                                     BYLAWS
                                       OF
        Golden Opportunity Development Corporation, a Nevada Corporation

                                    ARTICLE 1
                                     Offices

         Section 1.01 - Principal Office.

         The principal and registered office for the transaction of the business of the Corporation is hereby fixed and located at: 268 West 4OO South, Suite 3OO, Salt Lake City, Utah 84101. The Corporation may have such other offices as the Corporation's Board of Directors (the "Board") may designate or as the business of the Corporation may require from time to time.

         Section 1.02 - Other Offices.

         Branch or subordinate offices may at any time be established by the Board at any place or places wherein the Corporation is qualified to do business.


                                    ARTICLE 2
                            Meetings of Shareholders

         Section 2.01 - Meeting Place.

         All annual meetings of shareholders and all other meetings of shareholders shall be held either at the principal office or at any other place which may be designated either by the Board, pursuant to authority hereinafter granted, or by the written consent of all shareholders entitled to vote thereat given either before or after the meeting and filed with the secretary of the Corporation.

         Section 2.02 - Annual Meetings.

         A. The annual meetings of shareholders shall be held on the anniversary date of the date of incorporation at the hour of two o'clock p.m., provided, however, that should the day of the annual meeting fall upon a legal holiday, then any such annual meeting of shareholders shall be held at the same time and place on the next business day thereafter which is not a legal holiday.

         B. Written notice of each annual meeting signed by the president or vice president, or the secretary, or an assistant secretary, or by such other person or persons as the Board may designate, shall be given to each shareholder entitled to vote thereat, either personally or by mail or other means of written communication, charges prepaid, addressed to such shareholder at his address appearing on the books of the Corporation or given by him to the Corporation for the purpose of notice. If a shareholder gives no address, notice shall be deemed to have been given to him if sent by mail or other means of written communication addressed to the place where the principal office of the Corporation is situated, or if published at least once in some newspaper of general circulation in the county in which said office is located. All such notices shall be sent to each shareholder entitled thereto, or published, not less than ten (10) nor more than sixty (60) days before each annual meeting, and shall specify the place, the day, and the hour of such meeting, and shall also state the purpose or purposes for which the meeting is called.

         C. Failure to hold the annual meeting shall not constitute dissolution or forfeiture of the Corporation, and a special meeting of the shareholders may take the place thereof.

         Section 2.03 - Special Meeting.

         Special meetings of the shareholders, for any purpose or purposes whatsoever, may be called at any time by the President or by the Board, or by one or more shareholders holding not less than ten percent (10%) of the voting power of the Corporation. Except in special cases where other express provision is made by statute, notice of such special meetings shall be given in the same manner as for annual meetings of shareholders. Notices of any special meeting shall specify in addition to the place, day, and hour of such meeting, the purpose or purposes for which the meeting is called.

         Section 2.04 - Adjourned Meetings and Notice Thereof.

         A. Any shareholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the vote of a majority of the shares, the holders of which are either present in person or represented by proxy thereat, but in the absence of a quorum, no other business may be transacted at any such meeting.

         B. When any shareholders' meeting, either annual or special is adjourned for thirty (30) days or more, notice of the adjourned meeting shall be given as in the case of an original meeting. Otherwise, it shall not be necessary to give any notice of an adjournment or of the business to be transacted at an adjourned meeting, other than by announcement at the meeting at which such adjournment is taken.

         Section 2.05 - Entry of Notice.

         Whenever any shareholder entitled to vote has been absent from any meeting of shareholders, whether annual or special, an entry in the minutes to the effect that notice has been duly given shall be conclusive and incontrovertible evidence that due notice of such meeting was given to such shareholder, as required by law and these Bylaws.

         Section 2.06 - Voting.

         At all annual and special meetings of shareholders, each shareholder entitled to vote thereat shall have one vote for each share of stock so held and represented at such meetings, either in person or by written proxy, unless the Corporation's Articles of Incorporation ("Articles") provide otherwise, in which event, the voting rights, powers, and privileges prescribed in the Articles shall prevail. Voting for Directors and, upon demand of any shareholder, upon any question at any meeting, shall be by ballot. If a quorum is present at a meeting of the shareholders, the vote of a majority of the shares represented at such meeting shall be sufficient to bind the Corporation, unless otherwise provided in the Bylaws or the Articles.



         Section 2.07 - Quorum.

         The presence in person or by proxy of the holders of a majority of the shares entitled to vote at any meeting shall constitute a quorum for the transaction of business. The shareholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

         Section 2.08 - Consent of Absentees.

         The transactions of any meeting of shareholders, either annual or special, however called and notice given thereof, shall be as valid as though done at a meeting duly held after regular call and notice, if a quorum be present either in person or by proxy, and if, either before of after the meeting, each of the shareholders entitled to vote, not present in person or by proxy, signs a written Waiver of Notice, or a consent to the holding of such meeting, or an approval of the Minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the Minutes of such meeting.

         Section 2.09 - Proxies.

         Every person entitled to vote or execute consents shall have the right to do so either in person or by an agent or agents authorized by a written proxy executed by such person or his duly authorized agent and filed with the secretary of the Corporation; provided however, that no such proxy shall be valid after the expiration of eleven (11) months from the date of its execution, unless the shareholder executing it specifies therein the length of time for which such proxy is to continue in force, which in no case shall exceed seven
(7) years from the date of its execution.

         Section 2.10 - Shareholder Action Without a Meeting.

         Any action required or permitted to be taken at a meeting of the shareholders may be taken without a meeting if a written consent thereto is signed by shareholders holding at least a majority of the voting power, except that if a different proportion of voting power is required for such an action at a meeting, then that proportion of written consents is required. In no instance where action is authorized by this written consent need a meeting of shareholders be called or notice given. The written consent must be filed with the proceedings of the shareholders.

                                    ARTICLE 3
                               Board of Directors
         Section 3.01 - Powers.

         Subject to the limitations of the Articles, these Bylaws, and the provisions of Louisiana corporate law as to action to be authorized or approved by the shareholders, and subject to the duties of Directors as prescribed by these Bylaws, all corporate powers shall be exercised by or under the authority of, and the business and affairs of the Corporation shall be controlled by, the Board. Without prejudice to such general powers, but subject to the same limitations, it is hereby expressly declared that the Directors shall have the following powers:

         A. To select and remove all the other officers, agents, and employees of the Corporation, prescribe such powers and duties for them as are not inconsistent with law, with the Articles, or these Bylaws, fix their compensation, and require from them security for faithful service.

         B. To conduct, manage, and control the affairs and business of the Corporation, and to make such rules and regulations therefore not inconsistent with the law, the Articles, or these Bylaws, as they may deem best.

         C. To change the principal office for the transaction of the business if such change becomes necessary or useful; to fix and locate from time to time one or more subsidiary offices of the Corporation, as provided in Section 1.02 of Article I hereof, to designate any reasonable place for the holding of any shareholders' meeting or meetings; and to adopt, make, and use a corporate seal, and to prescribe the forms of certificates of stock, and to alter the form of such seal and of such certificates from time to time, as in their judgment they may deem best, provided such seal and such certificates shall at all times comply with the provisions of law.

         D. To authorize the issuance of shares of stock of the Corporation from time to time, upon such terms as may be lawful, in consideration of money paid, labor done or services actually rendered, debts or securities canceled, or tangible or intangible property actually received, or in the case of shares issued as a dividend, against amounts transferred from surplus to stated capital.

         E. To borrow money and incur indebtedness for the purposes of the Corporation, and to cause to be executed and delivered therefore, in the corporate name, promissory notes, bonds, debentures, deeds of trust, mortgages, pledges, hypothecation, or other evidences of debt and securities therefore.

         F. To appoint an executive committee and other committees and to delegate to the executive committee any of the powers and authority of the Board in management of the business and affairs of the Corporation, except the power to declare dividends and to adopt, amend, or repeal Bylaws. The Executive Committee shall be composed of one or more Directors.

         Section 3.02 - Number and Qualifications of Directors.

         The authorized number of Directors of the Corporation shall not be less than one (1) nor more than twelve (12).

         Section 3.03 - Election and Term of Office,

         The Directors shall be elected at each annual meeting of shareholders, but if any such annual meeting is not held, or the Directors are not elected thereat, the Directors may be elected at any special meeting of shareholders. All Directors shall hold office until their respective successors are elected.

         Section 3.04 - Vacancies.

         A. Vacancies in the Board may be filled by a majority of the remaining Directors, though less than a quorum, or by a sole remaining Director, and each Director so elected or appointed shall hold office until his successor is elected at an annual or a special meeting of the shareholders.

         B. A vacancy or vacancies in the Board shall be deemed to exist in case of the death, resignation, or removal of any Director, or if the authorized number of Directors be increased, or if the shareholders fail at any annual or special meeting of shareholders at which any Director or Directors are elected to elect the full authorized number of Directors to be voted for at that meeting.

         C. The shareholders may elect a Director or Directors at any time to fill any vacancy or vacancies not filled by the Directors.

         D. No reduction of the authorized number of Directors shall have the effect of removing any Director unless also authorized by a vote of the shareholders.


                                    ARTICLE 4
                       Meetings of the Board of Directors
         Section 4.01 - Place of Meetings.

         Regular meetings of the Board shall be held at any reasonable place, with sufficient notice given, which has been designated from time to time by resolution of the Board or by written consent of all members of the Board. In the absence of such designation, regular meetings shall be held at the principal office of the Corporation. Special meetings of the Board may be held either at a place so designated, or at the principal office. Failure to hold an annual meeting of the Board shall not constitute forfeiture or dissolution of the Corporation.

         Section 4.02 - Organization Meeting.

         Immediately following each annual meeting of shareholders, the Board shall hold a regular meeting for the purpose of organization, election of officers, and the transaction of other business. Notice of such meeting is hereby dispensed with.

         Section 4.03 - Other Regular Meetings.

         Other regular meetings of die Board shall be held, whether monthly or quarterly or by some other schedule, at a day and time as set by the President; provided however, that should the day of the meeting fall upon a legal holiday, then such meeting shall be held at the same time on the next business day thereafter which is not a legal holiday. Notice of all such regular meetings of the Board is hereby required.

         Section 4.04 - Special Meetings.

         A. Special meetings of the Board may be called at any time for any purpose or purposes by the President, or, if he is absent or unable or refuses to act, by any Vice President or by any two Directors.

         B. Written noticed of the time and place of special meetings shall be delivered personally to each Director or sent to each Director by mail (including overnight delivery services such as Federal Express) or telegraph, charges prepaid, addressed to him at his address as it is shown upon the records of the Corporation, or if it is not shown upon such records or is not readily ascertainable, at the place in which the regular meetings of the Directors are normally held. No such notice is valid unless delivered to the Director to whom it was addressed at least twenty-four (24) hours prior to the time of the meeting. However, such mailing, telegraphing, or delivery as above provided herein shall constitute prima facie evidence that such director received proper and timely notice.

         Section 4.05 -- Notice of Adjournment.

         Notice of the time and place of an adjourned meeting need not be given to absent Directors, if the time and place be fixed at the meeting adjourned.

         Section 4.06 - Waiver of Notice.

         The transactions of any meeting of the Board, however called and noticed or wherever held, shall be as valid as though a meeting had been duly held after regular call and notice, if a quorum be present, and if, either before or after the meeting, each of the Directors not present signs a written waiver of notice or a consent to holding such meeting or an approval of the Minutes thereof. All such waivers, consents, or approvals shall be filed with the corporate records or made a part of the Minutes of the meeting.

         Section 4.07 - Quorum.

         If the Corporation has only one Director, then the presence of that one Director constitutes a quorum. If the Corporation has only two Directors, then the presence of both such Directors is necessary to constitute a quorum. If the Corporation has three or more Directors, then a majority of those Directors shall be necessary to constitute a quorum for the transaction of business, except to adjourn as hereinafter provided. A Director may be present at a meeting either in person or by telephone. Every act or decision done or made by a majority of the Directors present at a meeting duly held at which a quorum is present, shall be regarded as the act of the Board, unless a greater number be required by law or by the Articles.

         Section 4.08 - Adjournment.

         A quorum of the Directors may adjourn any Directors' Meeting to meet again at a stated day and hour; provided however, that in the absence of a quorum, a majority of the Directors present at any Directors' Meeting, either regular or special, may adjourn such meeting only until the time fixed for the next regular meeting of the Board.

         Section 4.09 - Fees and Compensation.

         Directors shall receive a stated salary for their services as Directors in stock of the Corporation. In addition, by resolution of the Board, a fixed fee, with or without expenses of attendance, may be allowed for attendance at each meeting. Nothing stated herein shall be construed to preclude any Director from serving the Corporation in any other capacity as an officer, agent, employee, or otherwise, and receiving compensation therefore.

         Section 4.10 - Action Without a Meeting.

         Any action required or permitted to be taken at a meeting of the Board, or a committee thereof, may be taken without a meeting if, before or after the action, a written consent thereto is signed by all the members of the Board or of the Committee. The written consent must be filed with the proceedings of the Board or Committee.



                                    ARTICLE 5
                                    Officers

         Section 5.01 - Executive Officers.

         The executive officers of the Corporation shall be a President, a Secretary, and a Treasurer/Chief Financial Officer. The Corporation may also have, at the direction of the Board, a Chairman of the Board, one or more Vice Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers, and such other officers as may be appointed in accordance with the provisions of
Section 5.03 of this Article. Officers other than the President and the Chairman of the Board need not be Directors. Any one person may hold two or more offices, unless otherwise prohibited by the Articles or by law.


         Section 5.02 -- Appointment.

         The officers of the Corporation, except such officers as may be appointed in accordance with the provisions of Sections 5.03 and 5.05 of this Article, shall be appointed by the Board, and each shall hold hi s office until he resigns or is removed or otherwise disqualified to serve, or his successor is appointed and qualified.

         Section 5.03 - Subordinate Officers.

         The Board may appoint such other officers as the business of the Corporation may require, each of whom shall hold office for such period, have such authority, and perform such duties as are provided in these Bylaws or as the Board may from time to time determine.

         Section 5.04 - Removal and Resignation.

         A. Any officer may be removed, either with or without cause, by a majority of the Directors at the time in office, at any regular or special meeting of the Board.

         B. Any officer may resign at any time by giving written notice to the Board or to the President or Secretary. Any such resignation shall take effect on the date such notice is received or at any later time specified therein.
         Unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

         Section 5.05 - Vacancies.

         A vacancy in any office because of death, resignation, removal, disqualification, or any other cause shall be filled in the manner prescribed in these Bylaws for regular appointments to such office.

         Section 5.06 - Chairman of The Board.

         The Chairman of the Board, if there be such an officer, shall, if present, preside at all meetings of the Board, and exercise and perform such other powers and duties as may be from time to time assigned to him by the Board or prescribed by these Bylaws.


         Section 5.07 - President.

         Subject to such supervisory powers, if any, as may be given by the Board to the Chairman of the Board (if there be such an officer), the President shall be the Chief Executive Officer of the Corporation and shall, subject to the control of the Board, have general supervision, direction, and control of the business and officers of the Corporation. He shall preside at all meetings of the shareholders and, in the absence of the Chairman of the Board, or if there be none, at all meetings of the Board. He shall be an ex-officio member of all the standing committees, including the Executive Committee, if any, and shall have the general powers and duties of management usually vested in the office of president of a corporation, and shall have such other powers and duties as may be prescribed by the Board or these Bylaws.

         Section 5.08 - Vice President.

         In the absence or disability of the President the Vice Presidents, in order of their rank as fixed by the Board, or if not ranked, the Vice President designated by the Board, shall perform all the duties of the President and when so acting shall have all the powers of, and be subject to all the restrictions upon, the President. The Vice Presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the Board or these Bylaws.

         Section 5.09 - Secretary.

         A. The Secretary shall keep, or cause to be kept, at the principal office or such other place as the Board may direct a book of (i) Minutes of all meetings of directors and shareholders, with the time and place of holding, whether regular or special, and if special how authorized, the notice thereof given, the names of those present and absent at Directors' Meetings, the number of shares present or represented at Shareholders' Meetings, and the proceedings thereof, and (ii) any waivers, consents, or approvals authorized to be given by law or these Bylaws.

         B. The Secretary shall keep, or cause to be kept, at the principal office, a share register, or a duplicate share register, showing (i) the name of each shareholder and his or her address; (ii) the number and class or classes of shares held by each, and the number and date of certificates issued for the same; and (iii) the number and date of cancellation of every certificate surrendered for cancellation.

         C. The Secretary shall give, or cause to be given, notice of all the meetings of the shareholders and of the Board required by these Bylaws or by law to be given, and he shall keep the seal of the Corporation, if any, in safe custody, and shall have such other powers and perform such other duties as may be prescribed by the Board or these Bylaws.

         Section 5.10 - Treasurer/Chief Financial Officer.

         A. The Treasurer/Chief Financial Officer shall keep and maintain, or cause to be kept and maintained, adequate and correct accounts of the properties and business transactions of the Corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, surplus, and shares. Any surplus, including earned surplus, paid-in surplus, and surplus arising from a reduction of stated capital, shall be classified according to source and shown in a separate account. The books of account shall at all times be open to inspection by any Director.

         B. The Treasurer/Chief Financial Officer shall deposit all monies and other valuables in the name and to the credit of the Corporation with such depositories as may be designated by the Board. He shall disburse the funds of the Corporation as may be ordered by the Board, shall render to the President and Directors, whenever they request it, an account of all of his transactions as Treasurer and of the financial condition of the Corporation, and shall have such other powers and perform such other duties as may be prescribed by the Board or these Bylaws.

                                    ARTICLE 6
                                  Miscellaneous

         Section 6.01 - Record Date and Closing Stock Books.

         The Board may fix a time in the future, for the payment of any dividend or distribution, or for the allotment of rights, or when any change or conversion or exchange of shares shall go into effect, as a record date for the determination of the shareholders entitled to notice of and to vote at any such meeting, or entitled to receive any such dividend or distribution, or any such allotment of rights, or to exercise the rights in respect to any such change, conversion or exchange of shares, and in such case only shareholders of record on the date so fixed shall be entitled to notice of and to vote at such meetings, or to receive such dividend, distribution, or allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any shares on the books of the Corporation after any record date fixed as herein set forth. The Board may close the books of the Corporation against transfers of shares during the whole, or any part, of any such period.

         Section 6.02 - Inspection of Corporate Records.

         The Share Register or Duplicate Share Register, the Books of Account, and Records of Proceedings of the Shareholders and Directors shall be open to inspection upon the written demand of any shareholder or the holder of a voting trust certificate, at any reasonable time, and for a purpose reasonably related to his interests as a shareholder or as the holder of a voting trust certificate, and shall be exhibited at any time when required by the demand of ten percent (10%) of the shares represented at any shareholders' meeting. Such inspection may be made in person or by an agent or attorney, and shall include the right to make extracts. Demand of inspection other than at a Shareholders' Meeting shall be made in writing upon the President, Secretary, or Assistant Secretary, and shall state the reason for which inspection is requested.

         Section 6.03 - Checks, Drafts, Etc.

         All checks, drafts or other orders for payment of money, notes or other evidences of indebtedness, issued in the name of or payable to the Corporation, shall be signed or endorsed by such person or persons and in such manner as, from time to time, shall be determined by resolution of the Board.

         Section 6.04 - Annual Report.

         The Board shall cause to be sent to the shareholders, not later than one hundred twenty (120) days after the close of the fiscal or calendar year, an annual report.


         Section 6.05 - Contracts: How Executed.

         The Board, except as otherwise provided in these Bylaws, may authorize any officer, officers, agent, or agents, to enter into any contract, deed, or lease, or execute any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances; and unless so authorized by the Board, no officer, agent, or employee shall have any power or authority to bind the Corporation by any contract or engagement or to pledge its credit or render it liable for any purpose or for any amount.

         Section 6.06 - Certificates of Stock.

         A certificate or certificates for shares of the capital stock of the Corporation shall be issued to each shareholder when any such shares are fully paid up. All such certificates shall be signed by the President or a Vice President and the Secretary or an Assistant Secretary, or be authenticated by facsimiles of the signature of the President and Secretary or by a facsimile of the signatures of the President and the written signature of the Secretary or an Assistant Secretary. Every certificate authenticated by a facsimile of a signature must be countersigned by a transfer agent or transfer clerk.


         Section 6.07 - Representations of Shares of Other Corporations.

         The President or any Vice President and the Secretary or Assistant Secretary of this Corporation are authorized to vote, represent, and exercise on behalf of this Corporation, all rights incident to any and all shares of any other corporation or corporations standing in the name of this Corporation. The authority herein granted to said officers to vote or represent on behalf of this Corporation or corporations may be exercised either by such officers in person or by any person authorized so to do by proxy or power of attorney duly executed by said officers.

         Section 6.08 - Inspection of Bylaws.

         The Corporation shall keep in its principal office for the transaction of business the original or a copy of these Bylaws, as amended or otherwise altered to date, certified by the Secretary, which shall be open to inspection by the shareholders at all reasonable times during office hours.

         Section 6.09 - Indemnification.

         A. The Corporation shall indemnify its officers and directors for any liability including reasonable costs of defense arising out of any act or omission of any officer or director on behalf of the Corporation to the full extent allowed by the laws of the State of Louisiana, if the officer or director acted in good faith and in a manner the officer or director reasonably believed to be in, or not opposed to, the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful.

         B. Any indemnification under this section (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director or officer is proper in the circumstances because the officer or director has met the applicable standard of conduct. Such determination shall be made by the Board of Directors by a majority vote of a quorum consisting of Directors who were not parties to such action, suit, or proceeding, or, regardless of whether or not such a quorum is obtainable and a quorum of disinterested Directors so directs, by independent legal counsel in a written opinion, or by the stockholders.

                                    ARTICLE 7
                                   Amendments

         Section 7.01 - Power of Shareholders.

         New Bylaws may be adopted, or these Bylaws may be amended or repealed, by the affirmative vote of the shareholders collectively having a majority of the voting power or by the written assent of such shareholders.

         Section 7.02 - Power of Directors.

         Subject to the rights of the shareholders as provided in Section 7.01 of this Article, Bylaws other than a bylaw, or amendment thereof, changing the authorized number of Directors, may also be adopted, amended, or repealed by the Board.

                                   Certificate

         The undersigned, being a majority of the initial Board of Golden Opportunity Development Corporation, a corporation duly organized and existing under and by virtue of the laws of the State of Nevada; certify that the above and foregoing Bylaws of said corporation were duly and regularly adopted as such by the Board of Directors of the Corporation at a meeting of said Board, which was duly held on the 24th day of August, 2000, that the above and foregoing Bylaws are now in full force and effect.

                                DATED this 24th  day of August, 2000


                                           /s/ Richard D. Surber
                                ------------------------------------------------
                                Richard Surber, Director




                                           /s/ John Fry
                                ------------------------------------------------
                                John Fry, Director



                                           /s/ Svetlana Senkovskaia
                                ------------------------------------------------
                                Svetlana Senkovskaia, Director

                                  Exhibit 2(v)

                               ARTICLES OF MERGER

                                       of

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION,
                             a Louisiana corporation

                                  with and into

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION,
                              a Nevada corporation


                  Pursuant to the provisions of Sections 78.458 and 78.461 of the Nevada Revised Statutes and Sections 12-111 and 12-112 of the Business Corporation Law of the State of Louisiana, the undersigned, Golden Opportunity Development Corporation, a Louisiana corporation ("GODC") and Golden Opportunity Development Corporation, a Nevada corporation (the "Surviving Corporation"), hereby adopt the following Articles of Merger for the purpose of merging GODC with and into the Surviving Corporation.

                  FIRST: The "Merger Agreement and Plan of Merger," dated concurrently herewith, setting forth the entire merger of GODC with and into the Surviving Corporation, is attached hereto as Exhibit "A" and by this reference made a part hereof.

                  SECOND: The authorized capital stock of GODC consists of Ten Million (10,000,000) shares of $.001 par value common stock, of which two hundred seventy five thousand four hundred twenty three (275,423) shares of common stock have been issued and are outstanding. The authorized capital stock of the Surviving Corporation consists of one hundred Million (100,000,000) shares of $.001 par value common stock, of which One (1) share of common stock has been issued and is outstanding. No other shares of capital stock of the Surviving Corporation are issued or outstanding.

                  THIRD: Pursuant to Sections 12-111through 12-112 of the Business Corporation Law of the State of Louisiana, the Plan of Merger was approved by the stockholders of GODC. The number of issued and outstanding shares of GODC's $.001 par value common stock entitled to vote on such matters was two hundred seventy five thousand four hundred twenty three (275,423), of which two hundred thirty nine thousand five hundred twenty three (239,523) shares consented to and voted in favor of adopting the Plan of Merger. This number represents eighty seven per cent (87%) of such shares. The number of votes cast for approval of the Plan of Merger was sufficient for approval by the class of $.001 par value common stock.

                  FOURTH: Pursuant to Section 78.453 of Nevada Revised Statutes, the Plan of Merger was submitted for approval to the stockholders of the Surviving Corporation. The only outstanding share of the Surviving Corporation's $.001 par value common stock voted in favor of adopting the Plan. The number of votes cast for approval of the Plan of Merger was sufficient for approval by the class of $.001 par value common stock.

                  FIFTH: GODC is incorporated under the laws of the State of Louisiana. The Surviving

Corporation is incorporated under the laws of the State of Nevada.

                  SIXTH: Both GODC and the Surviving Corporation have approved, adopted, certified, executed, and acknowledged a Merger Agreement in accordance with the requirements of Sections 78.451 and

78.461 of the Nevada Revised Statutes and in accordance with Section 12-112 of the Business Corporation Law of the State of Louisiana.

                  SEVENTH: The Articles of Incorporation of GODC Capital Corporation of Nevada, a Nevada corporation, which is the Surviving Corporation, shall be the Articles of Incorporation of the Surviving Corporation.

                  EIGHTH: The Principal Office of Surviving Corporation is located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101. The executed Merger Agreement adopted by GODC and by the Surviving Corporation is on file at the principal office of the Surviving Corporation.

                  NINTH: The Surviving Corporation will provide a copy of the Merger Agreement to any stockholder of GODC or the Surviving Corporation, upon request and without charge.

                  IN WITNESS WHEREOF, the undersigned have executed these Articles of Merger as of the 20th day of September, 2000.

                                   "Surviving Corporation"
                                    Golden Opportunity Development Corporation, a Nevada corporation


                                    By:        /s/ Richard D. Surber
                                           -----------------------------
                                    Name:             Richard D. Surber
                                    Title:            President
         ATTEST:



         Kevin J. Schillo, Assistant Secretary

                                 Acknowledgment

         On the 20th day of September, 2000, personally appeared before me Richard D. Surber and Kevin J. Schillo, who, being duly sworn on oath, stated that they are the President and Assistant Secretary respectively of Golden Opportunity Development Corporation, a Nevada Corporation, and that they signed the foregoing Articles of Merger in their respective capacities as officers of the said corporation.





                                               /s/ Clayton Grant Walker
                                           -------------------------------------
                                                 Notary Public
                                                 My Commission Expires:
                                                      1-27-01

                                    "GODC"
                                    Golden Opportunity Development Corporation, a Louisiana corporation

                                   By:            /s/ Richard D. Surber
                                      ------------------------------------------
                                             Name:             Richard D. Surber
                                             Title:               President
         ATTEST:



         Kevin J. Schillo, Assistant Secretary

                                 Acknowledgment

         On the 20th day of September, 2000, personally appeared before me Richard D. Surber and Kevin J. Schillo, who, being duly sworn on oath, stated that they are the President and Assistant Secretary respectively of Golden Opportunity Development Corporation, a Louisiana Corporation, and that they signed the foregoing Articles of Merger in their respective capacities as officers of the said corporation.





                                                  /s/ Clayton Grant Walker
                                               ---------------------------------
                                                     Notary Public
                                                     My Commission Expires:
                                                             1-27-01

                                    EXHIBIT A

                          AGREEMENT AND PLAN OF MERGER


         This Agreement and Plan of Merger (hereinafter called the "Merger Agreement") is made as of September 18, 2000, by and between Golden Opportunity Development Corporation, a Louisiana corporation ("GODC"), and Golden Opportunity Development Corporation, a Nevada corporation ("GODC Nevada"). GODC and GODC Nevada are sometimes referred to as the "Constituent Corporations."

                                    Recitals

         A. Whereas, The authorized capital stock of GODC consists of 10,000,000 shares of Common Stock, $0.01 par value of which 275,423 shares are issued and outstanding.

         B. Whereas, the authorized capital stock of GODC Nevada, upon effectuation of the transactions set forth in this Merger Agreement, will consist of 100,000,000 shares of Common Stock, $0.001 par value.

         C. Whereas, the directors of the Constituent Corporations deem it advisable and to the advantage of the Constituent Corporations that GODC merge with and into GODC Nevada upon the terms and conditions herein provided, for the sole purpose of effecting a change of domicile from the State of Louisiana to the State of Nevada.

         D. Whereas, the merger will have no effect or change in the nature of the business or management of the resulting business operating through the surviving corporation.

                                    Agreement

         NOW, THEREFORE, the parties do hereby adopt the plan of reorganization encompassed by this Merger Agreement and do hereby agree that GODC shall merge into GODC Nevada on the following terms, conditions and other provisions:

         1. TERMS AND CONDITIONS.

                  1.1 Merger. GODC shall be merged with and into GODC Nevada (the "Merger"), and GODC Nevada shall be the surviving corporation (the "Surviving Corporation") effective upon the date when this Merger Agreement is filed with the Secretary of State of Nevada (the "Effective Date").

                  1.2 Succession. On the Effective Date, GODC Nevada shall continue its corporate existence under the laws of the State of Nevada, and the separate existence and corporate organization of GODC, except insofar as it may be continued by operation of law, shall be terminated and cease.

                  1.3 Transfer of Assets and Liabilities. On the Effective Date, the rights, privileges, powers and franchises, both of a public as well as of a private nature, of each of the Constituent Corporations shall be vested in and possessed by the Surviving Corporation, subject to all of the disabilities, duties and restrictions of or upon each of the Constituent Corporations; and all and singular rights, privileges, powers and franchises of each of the Constituent Corporations, and all property, real, personal and mixed, of each of the Constituent Corporations, and all debts due to each of the Constituent Corporations on whatever account, and all things in action or belonging to each of the Constituent Corporations shall be transferred to and vested in the Surviving Corporation; and all property, rights, privileges, powers and franchises, and all and every other interest, shall be thereafter the property of the Surviving Corporation as they were of the Constituent Corporations, and the title to any real estate vested by deed or otherwise in either of the Constituent Corporations shall not revert or be in any way impaired by reason of the Merger; provided, however, that the liabilities of the Constituent Corporations and of their shareholders, directors and officers shall not be affected and all rights of creditors and all liens upon any property of either of the Constituent Corporations shall be preserved unimpaired, and any claim existing or action or proceeding pending by or against either of the Constituent Corporations may be prosecuted to judgment as if the Merger had not taken place except as they may be modified with the consent of such creditors and all debts, liabilities and duties of or upon each of the Constituent Corporations shall attach to the Surviving Corporation, and may be enforced against it to the same extent as if such debts, liabilities and duties had been incurred or contracted by it.

                  1.4 Common Stock of GODC and GODC Nevada. On the Effective Date, by virtue of the Merger and without any further action on the part of the Constituent Corporations or their shareholders, (i) each share of Common Stock of GODC issued and outstanding immediately prior thereto shall be converted into shares of fully paid and nonassessable shares of the Common Stock of GODC Nevada at a ratio of 1 GODC share to 10 GODC Nevada shares, and (ii) each share of Common Stock of GODC Nevada issued and outstanding immediately prior thereto shall be canceled and returned to the status of authorized but unissued shares.

                  1.5 Stock certificates. On and after the Effective Date, all of the outstanding certificates which prior to that time represented shares of the Common Stock or of the Preferred Stock of GODC shall be deemed for all purposes to evidence ownership of and to represent the shares of GODC Nevada into which the shares of GODC represented by such certificates have been converted as herein provided and shall be so registered on the books and records of the Surviving Corporation or its transfer agents. The registered owner of any such outstanding stock certificate shall, until such certificate shall have been surrendered for transfer or conversion or otherwise accounted for to the Surviving Corporation or its transfer agent, have and be entitled to exercise any voting and other rights with respect to and to receive any dividend and other distributions upon the shares of GODC Nevada evidenced by such outstanding certificate as above provided.

         2. CHARTER DOCUMENTS, DIRECTORS AND OFFICERS.

                  2.1 Articles of Incorporation and Bylaws. The Articles of Incorporation and Bylaws of GODC Nevada in effect on the Effective Date shall continue to be the Articles of Incorporation and Bylaws of the Surviving Corporation.

                  2.2 Directors. The directors of GODC immediately preceding the Effective Date shall become the directors of the Surviving Corporation on and after the Effective Date to serve until the expiration of their terms and until their successors are elected and qualified.

                  2.3 Officers. The officers of GODC immediately preceding the Effective Date shall become the officers of the Surviving Corporation on and after the Effective Date to serve at the pleasure of its Board of Directors.

         3. MISCELLANEOUS.

                  3.1 Further Assurances. From time to time, and when required by the Surviving Corporation or by its successors and assigns, there shall be executed and delivered on behalf of GODC such deeds and other instruments, and there shall be taken or caused to be taken by it such further and other action, as shall be appropriate or necessary in order to vest or perfect in or to conform of record or otherwise, in the Surviving Corporation the title to and possession of all the property, interests, assets, rights, privileges, immunities, powers, franchises and authority of GODC and otherwise to carry out the purposes of this Merger Agreement, and the officers and directors of the Surviving Corporation are fully authorized in the name and on behalf of GODC or otherwise to take any and all such action and to execute and deliver any and all such deeds and other instruments.

                  3.2 Amendment. At any time before or after approval by the shareholders of GODC, this Merger Agreement may be amended in any manner (except that, after the approval of the Merger Agreement by the shareholders of GODC, the principal terms may not be amended without the further approval of the shareholders of GODC) as may be determined in the judgment of the respective Board of Directors of GODC Nevada and GODC to be necessary, desirable, or expedient in order to clarify the intention of the parties hereto or to effect or facilitate the purpose and intent of this Merger Agreement.

                  3.3 Conditions To Merger. The obligations of the Constituent Corporations to effect the transactions contemplated hereby is subject to satisfaction of the following conditions (any or all of which may be waived by either of the Constituent Corporations in its sole discretion to the extent permitted by law): the Merger shall have been approved by the shareholders of GODC in accordance with applicable provisions of the Colorado Business Corporations Act; and GODC, as sole shareholder of GODC Nevada, shall have approved the Merger in accordance with the General Corporation Law of the State of Nevada; and any and all consents, permits, authorizations, approvals, and orders deemed in the sole discretion of GODC to be material to consummation of the Merger shall have been obtained.

                  3.4 Abandonment or Deferral. At any time before the Effective Date, this Merger Agreement may be terminated and the Merger may be abandoned by the Board of Directors of either GODC or GODC Nevada or both, notwithstanding the approval of this Merger Agreement by the shareholders of GODC or

GODC Nevada, or the consummation of the Merger may be deferred for a reasonable period of time if, in the opinion of the Boards of Directors of GODC and GODC Nevada, such action would be in the best interest of such corporations. In the event of termination of this Merger Agreement, this Merger Agreement shall become void and of no effect and there shall be no liability on the part of either Constituent Corporation or its Board of Directors or shareholders with respect thereto, except that GODC shall pay all expenses incurred in connection with the Merger or in respect of this Merger Agreement or relating thereto.

                  3.5 Counterparts. In order to facilitate the filing and recording of this Merger Agreement, the same may be executed in any number of counterparts, each of which shall be deemed to be an original.

         IN WITNESS WHEREOF, this Merger Agreement, having first been duly approved by the Board of Directors of GODC and GODC Nevada, is hereby executed on behalf of each said corporation and attested by their respective officers thereunto duly authorized.

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION,
                             a Louisiana Corporation




By:   /s/ Richard D. Surber                       By    /s/ Svetlana Senkovskaia
----------------------------                 -----------------------------------
Richard D. Surber,President and CEO              Svetlana Senkovskaia, Secretary




                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION,
                              a Nevada Corporation





'By:      /s/ Richard D. Surber                    By   /s/ Svetlana Senkovskaia
------------------------------------           ---------------------------------
 Richard D. Surber, President and CEO            Svetlana Senkovskaia, Secretary

                                   Exhibit 23


                                 [Letterhead of]
                               Mantyla McReynolds
                               5872 South 900 East
                           Salt Lake City, Utah 84121





         We hereby consent to the use of our audit report of Golden Opportunity Development Corporation dated March 28, 2001 for the year ended December 31, 2000 in the Form 10-KSB.


         /S/ Mantyla McReynolds
         Mantyla McReynolds

         March 28, 2001
         Salt Lake City, Utah