Form 10QSB
period 2001-03-31
GOLDEN OPPORTUNITY DEVELOPMENT CORP
filed 2001-05-11
CIK 1083162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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


                                 (801) 575-8073
                         ------------------------------
                           (Issuer's telephone number)


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


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2001 was 7,758,050.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............2


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................4

SIGNATURES....................................................................6

INDEX TO EXHIBITS.............................................................7











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Golden Opportunity Development Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                   Golden Opportunity Development Corporation
                             Condensed Balance Sheet

                                                                                                  March 31, 2001
                                                                                                   (Unaudited)
                                                                                             ------------------------
ASSETS
      Current Assets:
            Cash and cash equivalents                                                              $              355
            Other                                                                                                   -
                                                                                             ------------------------
                 Total current assets                                                                             355

      Property and Equipment                                                                                2,670,395
            Less: accumulated depreciation                                                                   (187,484)
                                                                                             ------------------------
                                                                                                            2,482,911

TOTAL ASSETS                                                                                       $        2,483,266
                                                                                             ------------------------

                                                                                             ------------------------



LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
            Accounts payable                                                                       $           19,855
            Accounts payable-related party                                                                    337,186
            Current portion of Long Term Obligations                                                           29,058
                                                                                             ------------------------
                 Total current liabilities                                                                    386,099

      Long Term Obligations (net of current portion)                                                        1,775,756
                                                                                             ------------------------

TOTAL LIABILITIES                                                                                           2,161,855

      Stockholders' equity
            Common stock $.001 par value shares, 100,000,000 shares authorized;
                7,758,050 shares issued and outstanding on March 31, 2001                                      7,758
            Additional paid in capital                                                                      1,304,182
            Retained Earnings (Deficit)                                                                      (990,529)
                                                                                             ------------------------
                 Total stockholders' equity                                                                   321,411
                                                                                             ------------------------

TOTAL LIABILITIES AND EQUITY                                                                      $         2,483,266
                                                                                             ========================

                        See notes to financial statements

                   Golden Opportunity Development Corporation
                  Unaudited Condensed Statements of Operations

                                                         Three Months Ended             Three Months Ended
                                                           March 31, 2001                 March 31, 2000
                                                           --------------                 --------------


REVENUE
      Hotel Revenue                                   $                    64,617    $                    67,636
      Lease Revenue                                                           124                         13,320
                                                         ------------------------      -------------------------
            Total Revenue                                                  64,741                         80,956

EXPENSES
      Hotel Direct Costs                                                   94,327                        123,038
      Selling, general and administrative                                  10,820                         10,440
      Depreciation                                                         12,478                         10,424
      Interest Expense                                                     27,141                         28,656
                                                         ------------------------      -------------------------
                 Total Operating Expenses                                 144,766                        172,558
                                                         ------------------------      -------------------------

NET LOSS                                              $                   (80,025)   $                   (91,602)
                                                         ========================      =========================

BASIC AND DILUTED LOSS PER
COMMON SHARE                                          $                    (0.01)    $                     (0.36)
                                                         ------------------------      -------------------------

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING                                              7,758,050                        255,423

                        See notes to financial statements

                   Golden Opportunity Development Corporation
                  Unaudited Condensed Statements of Cash Flows

                                                                                 Three Months        Three Months
                                                                                 Ended March        Ended March
                                                                                   31, 2001            31, 2000
                                                                               ----------------    ---------------
CASH FLOWS FROM OPERATION ACTIVITIES
     Net loss                                                                 $         (80,025)  $        (91,602)
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
          Depreciation and amortization                                                  12,478             10,107
     Changes in operating assets and liabilities (net of effect from acquisitions)
          Accounts Payable                                                               (6,504)            (5,877)
          Accounts Payable-Related Parties                                               66,000            100,891
          Accrued Expenses                                                                8,344                969
                                                                               ----------------    ---------------
               Total adjustments                                                         80,318            106,090
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                                                                                  293             14,488
                                                                               ----------------    ---------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
     Purchase of additional leasehold improvements                                            -                  -
                                                                               ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contributed Capital                                                                      -                  -
     Common Stock Issued for Debt                                                             -                  -
     Common Stock Issued for Cash                                                             -                  -
     Proceeds from Notes                                                                      -                  -
     Payments of Notes                                                                   (7,034)           (11,167)
                                                                               ----------------    ---------------
NET CASH PROVIDED (USED) BY FINANCING
ACTIVITIES                                                                               (7,034)           (11,167)
                                                                               ----------------    ---------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                              (6,741)             3,321

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                                                    7,096             10,027
                                                                               ----------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $             355   $         13,348
                                                                               ================    ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
     Cash paid during the period for interest                                 $          27,141   $         28,656
                                                                               ----------------    ---------------



                        See notes to financial statements

                   Golden Opportunity Development Corporation
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001


1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2000. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2001.

2.  Related Party Transaction

During the quarter ended March 31, 2001, the Company's parent and/or related entities advanced $66,000 to cover operating deficiencies. The total amount payable owed to related parties at March 31, 2001 was $337,186.

3.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Therefore, those footnotes are included herein by reference.

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

The Company has listed the property for sale with Brooks Hearn, a real estate broker in Baton Rouge, Louisiana, for a listed sale price of $2,500,000. The Company has received offers on the property, but none to date have been acceptable to the Company.

Results of Operations

Revenues

Revenues for the quarter ended March 31, 2001 decreased to $64,741 from $80,956 for the quarter ended March 31, 2000, a decrease of 20%. The decrease in revenues was attributable to a decrease in occupancy.

Losses

Net losses for the quarter ended March 31, 2001 decreased to $80,025 from $91,602 for the quarter ended March 31, 2000, a decrease of 13%. The decrease in losses is attributable to a decrease in repair expenses and in administrative costs.

The Company expects to continue to incur losses at least through fiscal 2001 and there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

Expenses

General and administrative expenses for quarters ended March 31, 2001 and March 31, 2000, were $10,820 and $10,440, respectively.

Depreciation and amortization expenses for the quarters ended March 31, 2001 and March 31, 2000 were $12,478 and $10,424, respectively. The increase was due to increases in equipment and respective recalculation of amortization schedules and valuations.

For the quarters ended March 31, 2001 and March 31, 2000, the Motel's direct operating costs were $94,327 and $123,038 respectively, a decrease of $28,711. This decrease is primarily attributable to a decrease expenses relating to repairs and general maintenance costs.

Liquidity and Capital Resources

Cash flow used by operations were $293 for the quarter ended March 31, 2001, compared to $14,487 for the quarter ended March 31, 2000.

Cash flow used in financing activities was $7,034 for the quarter ended March 31, 2001, compared to $11,167 for the quarter ended March 31, 2000. The Company's cash flow used in financing activities decreased due to the fact that the Company was able to retire less debt than it could in the previous year.

The Company has funded its cash needs from inception through March 31, 2001 with revenues generated from its operations and advances from its Parent Company. In addition, the Company may issue additional shares of its common stock pursuant to a private placement or registered offering, if necessary to raise additional capital.

Capital Expenditures

The Company has a working capital deficiency at March 31, 2000, in the amount of $385,744. However, $377,186 of this working capital deficiency is owed to the Company's Parent. The Company intends to fund the Motel's operations over the course of the next year with long term bank financing, increasing rental revenues from increased occupancy rates and/or equity financing in the form of a private placement offering.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past two years. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

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

                                     PART II


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K.   No reports were filed on Form 8-K during the quarter.





                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of May 2001.




Golden Opportunity Development
Corporation
                                                           May 10, 2001

By:  /s/   Richard Surber
   ---------------------------------------------
     Richard Surber

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

2(iv)         *            By-laws of the Company. (Incorporated by reference
                           filed with the Company's Form 10-SB/A-2 on
                            May 2, 2000).

Material Contracts

Exhibit
No.       Page No.         Description

10(i)         *            Management Agreement between the Company and
                           Diversified Holdings, I, Inc. dated April 30, 1999.
                           (Incorporated by reference filed with the Company's
                           Form 10-SB/A-2on May 2, 2000).

10(ii)        8            Listing Contract between Brooks Hearn, Broker and
                           Golden Opportunity Development Corporation regarding the General Lafayette Hotel in Baton Rouge,
                           Louisiana.

                              BROOKS HEARN, BROKER
   11237 Pennywood Ave. Baton Rouge, LA 70809 225-292-9453 (fax) 225-292-9453

                LISTING CONTRACT FOR SALE OF COMMERCIAL PROPERTY

The undersigned Seller, its successors and assigns (hereinafter referred to as "seller") hereby engages Brooks Hearn, Broker (hereinafter referred to as "Broker"), its successors and assigns, as Seller's exclusive Agent and grants to Broker the sole and exclusive right, for a period until August 1, 2001 to offer for sale the following described property:

The General Lafayette Inn Hotel (a 134 room hotel including all furniture, fixtures and equipment) and 4 Rental Properties fronting on Main Street, situated on Lots 1-3, portion of Lot 4, and Lots 7-9, Duvall Town, Parish of East Baton Rouge, State of Louisiana

Said property to be sold for: Two Million Five Hundred Thousand & No/100 Dollars ($2,500,000.00) (all cash or cash above existing above mortgage).

Broker is authorized to place its "For Sale" signs on said property, at its expense. Broker shall determine, in its discretion, the extent to which said property shall be advertised for sale, at Broker's cost, and the Seller shall pay for the cost of all other advertising desired bv Seller.

Seller agrees to refer all prospects for the sale or lease of property to Broker and Broker shall conduct all negotiations for the sale or lease of said property.

Broker designates and Seller accepts Listing Agent named below (Seller's Designated Agent) as the only legal Seller's Designated Agent of Seller. Seller acknowledges that Seller's Designated Agent may from time to time have another sales associate who is not an agent of the Seller to provide support in the marketing of Seller's property.

Seller understands and agrees that this agreement is a contract for Broker to market Seller's property and that Seller's Designated Agent is the only legal agent of Seller and that neither Broker nor any other sales associates affiliated with Broker will be acting as legal agent of the Seller. Seller's Designated Agent will be primarily responsible for the direct marketing and sale of the Seller's property.

Seller hereby agrees that if any agent designated by Broker as Seller's Designated Agent is acting as a Buyer's Designated Agent with any potential purchasers of Seller's property, Seller concurs for such agents to act as a dual agent 'in dealing with the potential purchasers.

Seller's Designated Agent is Seller's sole and exclusive agent with exclusive right to market and to sell, exchange or otherwise arrange to transfer the above described real property at the price above outlined, or any other price that Seller agrees to accept including consummation of the sale through the sale of the stock or substantially all of the stock in the corporation or entity which owns the assets described herein at the time of the sale. If a sale of said property is negotiated during the terms of this contract, or if a party is procured during the term of this contract by Broker, or Seller, or any third party who is ready, willing and able to purchase said property at the price and on the terms as hereinabove stated (or at such other price, or on such other terms as may hereafter be acceptable to Seller), then Seller agrees to pay

Broker a commission of Four (4%) percent of the gross sales price.

Seller further agrees to pay Broker the above stated commission on any sale of said property negotiated by Seller within six (6) months after the expiration or termination of this contract with any party (or the nominee, representative or affiliate of such party) to whom said property was submitted during the term of this contract, provided Broker has submitted to Seller, in writing, the name of any such party or parties within thirty (30) days after the expiration date of this contract. Said commission shall likewise be paid on any exchange of properties negotiated involving said property, in which case the commission shall be based on the then market value of said property.

Broker is authorized to accept on behalf of Seller a non-interest bearing deposit to be applied against the sale price, which deposit may be placed in any bank in the Greater Baton Rouge area pending consummation of the sale, without liability on Broker's part in the event of failure or suspension of said bank.

Seller authorizes Seller's Designated Agent to disclose to any prospective purchaser or Agent whether or not there are any outstanding offers to purchase the property at any given time, but is not to disclose the price or any other details of such offers without Seller's approval.

If a sale of said property is negotiated during the term of this contract or within six (6) months after expiration thereof, with any party (or the nominee, representative, or affiliate of such party) to who said property was submitted by Designated Agent during the term of this contract. Seller agrees to pay Broker a commission in accordance with Broker's then existing commission schedule.

If an attorney is engaged by Broker to enforce its rights under this contract, Seller agrees to pay the reasonable fee of such attorney which fee is hereby fixed, if the collection of money is involved, at 25% of the amount thereof, but in no event shall such fee be less than $500.00, and Seller also agrees to pay all court costs, other costs and expenses that may be incurred by Broker.

Seller has notified Broker, that to his knowledge, the property does not contain asbestos and other hazardous or ultra hazardous materials.

Seller agrees to indemnify Broker against all liability, loss and expense the Broker may incur as a result of any claim or suit against Broker by any person, firm, corporation or other entity while on or about the hereinabove described premises, due to the condition of said premises or to Seller's negligence.

Seller acknowledges that except for the price the Seller will take, confidential information includes only information designated in writing as being confidential or information the disclosure of which could materially harm the position of the Seller. Seller also acknowledges that information about the physical condition of the property cannot be considered confidential. Seller further acknowledges that Seller's Designated Agent may disclose confidential information to the Broker for the purpose of seeking advice or assistance.

The policy of Brooks Hearn, Broker is to do business in accordance with the Federal Fair Housing Law. It does not discriminate against any person because of race, color, religion, national origin, sex, marital status or physical disability. Brooks Hearn, Broker will not refilse to rent or sell or negotiate for the rental or sale of the above property because of race, color, religion, national origin, sex, marital status or physical disability.

Owner: Golden Opportunity Development Corporation

By:                                      Title:
Pxinted Name-                            Address:
Brooks Hearn, Broker hereby agrees to and accepts the foregoing listing contract this 25th Day of January, 2001.

Brooks                             Expiration of Contract: August 1, 2001
------
By: Brooks Hearn