Form 10QSB
period 2001-06-30
GOLDEN OPPORTUNITY DEVELOPMENT CORP
filed 2001-08-15
CIK 1083162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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


                                 (801) 575-8073
                           (Issuer's telephone number)


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


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 13, 2001 was 7,758,050.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............2


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................6

SIGNATURES....................................................................7

INDEX TO EXHIBITS.............................................................8











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Golden Opportunity Development Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                   Golden Opportunity Development Corporation
                        Unaudited Condensed Balance Sheet


                                                                   June 30, 2000
                                                                    (Unaudited)
                                                             ----------------

ASSETS
      Current Assets:                                     $
            Cash and cash equivalents                                      15
            Other                                                           -
                                                             ----------------
                 Total current assets                                      15

      Property and Equipment                                        2,670,395
          Less: Accumulated depreciation                             (199,651)
                                                             ----------------
      Property and Equipment (net of depreciation)                  2,470,744

TOTAL ASSETS                                              $         2,470,759
                                                             ----------------

                                                             ----------------

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
            Bank overdrafts                                             2,646
            Accounts payable                                           19,856
            Accounts payable-related party                            393,286
            Current portion of Long Term Obligations                   29,496
                                                             ----------------
                 Total current liabilities                            445,284

      Long Term Obligations (net of current portion)                1,768,176
                                                             ----------------

TOTAL LIABILITIES                                                   2,213,460

      Stockholders' equity
            Common stock $.001 par value
            shares, 100,000,000 shares
            authorized; 7,758,050 shares issued
            and outstanding on June 30, 2001                            7,758
            Additional paid in capital                              1,304,182
            Retained Earnings (Deficit)                            (1,054,641)
                 Total stockholders' equity                           257,299
                                                             ----------------

TOTAL LIABILITIES AND EQUITY                              $         2,470,759
                                                             ----------------
                                                                      257,299
                                                             ================






                        See notes to financial statements

                   Golden Opportunity Development Corporation
                  Unaudited Condensed Statements of Operations

                                                       Three Months Ended                         Six Months Ended
                                                             June 30,                                 June 30,
                                                     2001                 2000                2001                 2000
                                                     ----                 ----                ----                 ----

REVENUE
     Hotel Revenue                             $           46,044   $          67,242             110,661              134,878
     Lease Revenue                                            690               9,685                 814               23,005
                                                 ----------------      --------------      --------------       --------------
          Total Revenue                                    46,734              76,927             111,475              157,883

EXPENSES
     Hotel Direct Costs                                    67,647             100,832             161,974              223,870
     Selling, general & administrative                      4,000              10,054              14,820               20,494
     Depreciation                                          12,167              25,757              24,645               36,181
     Interest Expense                                      27,032              27,451              54,173               56,107
                                                 ----------------      --------------      --------------       --------------
           Total Operating Expenses                       110,846             164,094             255,612              336,652
                                                 ----------------      --------------      --------------       --------------


NET LOSS                                       $          (64,112)  $         (87,167)           (144,137)            (178,769)

BASIC AND DILUTED LOSS
PER COMMON SHARE                               $            (0.01)  $           (0.34)              (0.02)               (0.70)
                                                 ----------------      --------------      --------------       --------------

BASIC AND DILUTED
WEIGHTED AVERAGE
SHARES OUTSTANDING                                      7,758,050             255,423           7,758,050              255,423









                        See notes to financial statements

                   Golden Opportunity Development Corporation
                  Unaudited Condensed Statements of Cash Flows

                                                                                    Six Months               Six Months
                                                                                       Ended                   Ended
                                                                                   June 30, 2001           June 30, 2000

                                                                                -------------------      ------------------
CASH FLOWS FROM OPERATION ACTIVITIES
     Net loss                                                                $             (144,137)   $           (178,769)
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
          Depreciation and amortization                                                      24,645                  36,181
     Changes in operating assets and liabilities (net of effect from acquisitions)
          Other Assets                                                                            -                    (616)
          Bank overdrafts                                                                     2,646                       -
          Accounts Payable                                                                   (6,503)                (13,887)
          Accounts Payable-Related Parties                                                  122,100                 168,892
          Accrued Expenses                                                                    8,344                       -
                                                                                -------------------      ------------------
               Total adjustments                                                            151,232                 190,570
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                                                                                    7,095                  11,801
                                                                                -------------------      ------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
     Purchase of additional building improvements                                                 -                    (307)
                                                                                -------------------      ------------------
                                                                                                  -
CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on Notes                                                                      (14,176)                (17,890)
                                                                                -------------------      ------------------
NET CASH PROVIDED (USED) BY FINANCING
ACTIVITIES                                                                                  (14,176)                (17,890)
                                                                                -------------------      ------------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                                  (7,081)                 (6,396)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                                                        7,096                  10,027
                                                                                -------------------      ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $                   15    $              3,631


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
     Cash paid during the period for interest                                $               54,173    $             56,107
                                                                                -------------------      ------------------

                        See notes to financial statements

                   Golden Opportunity Development Corporation
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001



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

2.  Related Party Transaction

During the six months ended June 30, 2001, the Company's parent and/or related entities advanced $122,100 to cover operating deficiencies. The amount advanced during the quarter ended June 30, 2001, was $56,100. The total amount payable owed to related parties at June 30, 2001 was $393,286.

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

The Company has listed the property for sale with Brooks Hearn, a real estate broker in Baton Rouge, Louisiana, for a listed sale price of $2,500,000. On June 10, 2001 the Company received and accepted an offer to buy the motel for $2,332,000. The closing of the sale is pending due to the terms and conditions set forth in the sales agreement (see exhibit 10(iii)).

Results of Operations

Revenues

Revenues for the quarter ended June 30, 2001, decreased to $46,734 from $76,927 for the quarter ended June 30, 2000, a decrease of 39%. The decrease in revenues was attributable to a decrease in commercial tenant and retail rental occupancy.

Revenues for the six months period ended June 30, 2001 were $111,475 compared to $157,883 for the corresponding period ended June 30, 2000.

Losses

Net losses for the quarter ended June 30, 2001, decreased to $64,112 from $87,167 for the quarter ended June 30, 2000, a decrease of 26%. The decrease in losses is attributable to a decrease in repair direct costs and a dramatic decrease in general and administrative expenses. The company has made significant strides in decreasing overhead and direct costs at the motel through reductions in work forces and elimination of unnecessary costs.

Net losses for the six months ended June 30, 2001, decreased to $144,137 from $178,769 for the six months ended June 30, 2000, a decrease of 19%. The decrease in losses is attributable to a decrease in repair direct costs and a dramatic decrease in general and administrative expenses. The company has made significant strides in decreasing overhead and direct costs at the motel through reductions in work forces and elimination of unnecessary costs.

The Company expects to continue to incur losses at least through fiscal 2001 and there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future. It is anticipated that upon the sale of the motel, the company will incur a long term capital loss of approximately $200,000.

Expenses

General and administrative expenses for quarters ended June 30, 2001 and June 30, 2000, were $4,000 and $10,054, respectively. General and administrative expenses for six months ended June 30, 2001 and June 30, 2000, were $14,820 and $20,494, respectively.

Depreciation and amortization expenses for the quarters ended June 30, 2001 and June 30, 2000 were $12,167 and $25,757 , respectively. The decrease was due to fully depreciating some equipment and respective recalculation of amortization schedules and valuations. Depreciation for the six months ended June 30, 2001 and 2000 was $24,645 and $36,181, respectively.

For the quarters ended June 30, 2001 and June 30, 2000, the Motel's direct operating costs were $67,647 and $100,832 respectively, a decrease of $33,185. This decrease is primarily attributable to a decrease expenses relating to payroll and repairs and general maintenance costs.

Liquidity and Capital Resources

Cash flow provided by operations was $7,095 for the six months ended June 30, 2001, compared to $11,801 for the six months ended June 30, 2000.

Cash flow used in financing activities was $14,176 for the six months ended June 30, 2001, compared to $17,890 for the six months ended June 30, 2000. The Company's cash flow used in financing activities decreased due to the fact that the Company was able to retire less debt than it could in the previous year.

The Company has funded its cash needs from inception through June 30, 2001 with revenues generated from its operations and advances from its Parent Company. In addition, the Company may issue additional shares of its common stock pursuant to a private placement or registered offering, if necessary to raise additional capital.

Capital Expenditures

The Company has a working capital deficiency at June 30, 2001, in the amount of $385,744. However, $393,286 of this working capital deficiency is owed to the Company's Parent. The Company intends to fund the Motel's operations over the course of the year with cash infusions until the property is sold or if the sale falls through, with long term bank financing, increasing rental revenues from increased occupancy rates and/or equity financing in the form of a private placement offering.

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





                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of August 2001.




Golden Opportunity Development
Corporation
                                                           August 13, 2001

By:     s/ Richard Surber
   -------------------------------------
       Richard Surber

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

10(ii)   *          Listing Contract between Brooks Hearn, Broker and Golden
                    Opportunity Development Corporation regarding the General
                    Lafayette Hotel in Baton Rouge, Louisiana.

10(iii)  8          Sales Agreement between LaFayette Development Holdings LLC and Golden Opportunity Development Corporation for the sale of the General LaFayette Motel in Baton Rouge, Louisiana

Exhibit 10(iii)







                               PURCHASE AGREEMENT

                                     BETWEEN

                   GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION
                              A Nevada Corporation,



                                    AS SELLER

                                       and

                       LAFAYETTE DEVELOPMENT HOLDING, LLC

                     a Louisiana limited liability company,

                                  AS PURCHASER

                               PURCHASE AGREEMENT

         THIS PURCHASE AGREEMENT (this "Agreement") is executed as of the dates below written, with the date of the last signature thereon constituting the Contract Date (the "Contract Date") by GOLDEN OPPORTUNITY DEVELOPMENT CORPORATION, a Nevada Corporation, (the "Seller") and LAFAYETTE DEVELOPMENT HOLDING, L.L.C., a Louisiana limited liability company (the "Purchaser") or its assigns.

                                    ARTICLE 1
                                      Sale

         Subject to the terms and conditions set forth in this Agreement, Seller agrees to sell and convey to Purchaser, and Purchaser agrees to buy from Seller, in fee simple, the property now or formerly known as the General Lafayette Hotel (the "Hotel") in downtown Baton Rouge, Louisiana, described as follows:

         1.1 The Property. Those certain parcels of land situated in Baton Rouge, Louisiana which parcels are more fully described on Exhibit 1.1 attached hereto and incorporated herein by this reference, containing approximately 55,000 square feet and the Hotel and four adjoining retail buildings, and being bounded by Lafayette Street, River Road, Main Street and Laurel Street, and shall consist of all Property owned within that block be Seller and/or any of its affiliates or subsidaries, together with all servitudes, easements, benefits and other rights appurtenant thereto, including, without limitation, all right, title and interest of Seller, if any, in and to: (a) the land underlying the adjacent sidewalks or lying in the bed of any alley, street or highway adjoining said parcel, (b) all water and mineral rights, (c) air rights, (d) development rights associated with or appurtenant to said parcel, (e) rights in party walls shared with neighboring buildings, (f) overhang rights over adjacent parcels, and (g) all rights in vaults or other public spaces under adjacent streets, alleys and sidewalks (collectively, the "Land"), together with all of Seller's right, title and interest in all buildings and other improvements that are located thereon, including, without limitation, the following items to the extent located on the Land: all elevators, furnaces, heating, ventilating and air-conditioning systems, mechanical, electrical and plumbing systems, party walls, elevated walkways and other equipment, fixtures, fire prevention and extinguishing apparatus, and other items of property located therein or connected thereto that constitute real property under applicable law (collectively, the "Improvements" and, together with the Land, the "Property").

         1.2 Personal Property. The following personal or movable property, whether tangible or intangible, and all of Seller's rights therein, whether legal, beneficial, direct or contingent, and whether exclusive, non-exclusive or otherwise:(a)all furniture, furnishings, fixtures, vehicles, rugs, mats, carpeting, appliances, devices, telephone and other communications equipment, televisions and video equipment, plumbing and electrical fixtures and other equipment located in or related to the Hotel (the "FF&E"); the "Property and Equipment", and including, without limitation, linens, towels, china, glassware, tableware, uniforms and similar items, whether in use or held in stock for future use, in connection with the operation of the Property, subject to such depletion and including such re-supplies prior to the Closing Day as shall occur in the ordinary course of business (the Fixed Asset Supplies"); (b) all surveys, architectural, consulting and engineering blueprints, plans and specifications, "as-built" construction drawings and all other drawings, surveys, studies and reports related to the Property (including, without limitation, engineering, environmental, zoning, marketing, and ADA and other legal compliance surveys, studies and reports) to the extent such are in Seller's possession or control (the "Hotel Documents"); and (c)all telephone numbers, all rights to the name "General Lafayette Hotel", and any related copyrights, trademarks or service marks, and any other goodwill of Seller relating to the Hotel (collectively the "Personal Property") .

                                    ARTICLE 2
                                 Purchase Price

         2.1 Purchase Price. The purchase price for the Property shall be TWO MILLION THREE HUNDRED THIRTY TWO THOUSAND AND NO/100 ($2,332,000.00) DOLLARS (the "Purchase Price"). The Purchase Price shall be allocated by Purchaser and Seller in accordance with Schedule 2.1, attached. The cash portion of Purchase Price shall be paid on the Closing Date in immediately available funds by wire transfer to the Title Company. On the Closing Date, the Purchase Price shall be released from escrow to Seller by the Title Company in accordance with Section
5.1 herein.

         2.2 Payment of the Purchase Price. The Purchase Price shall be paid as follows:

(a) Credit shall be given against the Purchase Price of the balance of principal and accrued interest as of the Closing Date on a note secured by a first mortgage against the Property, said indebtedness being payable over thirty years, bearing interest at six per cent (6%) per annum, with fixed monthly payments of $11,391.00 each. Said indebtedness has approximately 310 remaining months of payment and a principal balance as of September, 2001 of approximately $1,790,437.51. The note is payable to Dr. and Mrs. Thom, ("Thom Indebtedness"). The conveyance to Purchaser shall be made subject to the Thom Indebtedness, and

(b) for the balance of the Purchase Price, cash at Closing in an amount equal to the difference between the Purchase Price and the principal balance due as of the Closing Date on the Thom Indebtedness less any Deposit made by Purchaser.

         2.3 Thom Indebtedness. Within thirty (30) days of the date of the execution of this Agreement, Seller shall furnish from Dr. and Mrs Thom, in writing, in a form approved by Purchaser, documentation (i) approving Purchaser's purchase of the Property subject to the Thom Indebtedness (ii) verifying all terms and conditions of the Thom Indebtedness as being in accord with the terms and conditions as described in Section 2.2 (a) above and setting out the principal balance and accrued interest on the indebtedness as of the date of the documentation. Seller shall furnish at the Closing Date, a verification from Dr. and Mrs. Thom of the principal balance and accrued interest due at the Closing date. Seller binds and obligates itself to make all payments on the Thom Indebtedness so that as of the Closing date all payments due under the Thom Indebtedness are current as called for in the Thom Indebtedness. Purchaser may and is freely authorized by Seller, to negotiate for item (i) above with the holder and owner of the Thom Indebtedness.

         2.4 Deposit. Purchaser has deposited herewith the sum of Thirty-Nine Thousand and no/100 ($39,000.00) (collectively the "Deposit") with Brooks Hearn, Broker, to be deposited in Broker's trust account. The deposit shall be disbursed to Seller in the manner set forth below. Upon disbursement as set out below, that portion so disbursed shall no longer be considered to be Deposit but shall be the property of Seller with any funds remaining in Broker's trust account considered as Deposit hereunder. The disbursement of the Deposit, unless this agreement is sooner terminated as provided herein, shall occur as follows:

   (a) upon execution of this Agreement                             $6,000.00

   (b) sixty (60) days after execution of this Agreement            $8,500.00

   (c) ninety (90) days after execution of this Agreement          $11,000.00

   (d) 120 days after execution of this Agreement                  $13,500.00

         2.5 Return of Deposit. Whenever this Agreement references a return to Purchaser of the Deposit such reference shall refer to return of any portion of the Deposit not previously disbursed in accordance with this Agreement.

         2.6 Application of the Deposit to the Purchase Price. At Closing, the amount of the Deposit in full, namely the sum of Thirty-nine Thousand ($39,000.00) and no/100 (and if so made, the Sixteen Thousand ($16,000.00) and no/100 Dollars payment made pursuant to Section 5.2 hereof) shall be credited on the Purchase Price.


                                    ARTICLE 3
               Seller's Representations, Warranties and Covenants

         In order to induce Purchaser to enter into this Agreement and to consummate the transactions contemplated hereby, Seller represents and warrants to, and covenants with, Purchaser, as of the Contract Date as of the Closing Date as follows:

         3.1 Good Standing. Seller is a corporation duly organized, validly existing and in good standing under the laws of Nevada. Seller is authorized to conduct the business in which it is now engaged, and is duly qualified to do business and in good standing in Louisiana and in each other state in which the conduct of its business or operations makes such qualification necessary. Seller has full power and authority, under its organizational documents and applicable law, to own and convey the Property and to enter into and perform its obligations under this Agreement.

         3.2 Title. Except with respect to the Permitted Exceptions, Seller does hereby covenant to and with Purchaser that as of the Closing Date Seller shall not have done or suffered anything whereby the Property has been encumbered in any way and Seller covenants that Seller and its successors and assigns, shall forever warrant and defend the title to so such Property to Purchaser and its successors and assigns forever against the lawful claims and demands of all persons claiming by, through or under Seller.

         3.3 Due Authorization; No Necessary Consents. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by all requisite partnership actions of Seller (none of which actions have been modified or rescinded, and all of which actions are in full force and effect). No consent of any person or governmental authority is necessary for Seller or to enter into and perform its obligations under this Agreement. This Agreement constitutes a valid and binding obligation of Seller enforceable against Seller in accordance with its terms.

         3.4 No Violations or Defaults. Seller has no actual knowledge of any violation or default in any material respect under any agreement with any third party, or under any judgment, order, decree, rule or regulation of any court, arbitrator, administrative agency or other governmental authority to which the Property or Seller may be subject, which violation or default could reasonably be expected to, in any one case or in the aggregate, materially and adversely affect Seller's ownership or operation of the Property or the ability of Seller to enter into this Agreement and consummate the transactions contemplated hereby. Seller's execution, delivery and performance of this Agreement and consummation of the transactions contemplated hereby will not (a) violate any law or any order of any court or governmental authority; (b) result in a breach or default under any provision of the organizational documents of Seller; or (c) result in any Encumbrance (as defined in Section 6.6), other than a Permitted Exception, (as defined in Section 6.5) against the Property or (d) require any consent or vote that has not been taken or given.

         3.5 Litigation. Except as set forth in Exhibit 3.5, there are no actions, suits, arbitrations, governmental investigations or other proceedings pending or, to the knowledge of Seller threatened against Seller or affecting the Property before any court or governmental authority which could reasonably be expected to materially and adversely affect Seller's right or ability to enter into and perform this Agreement, including, without limitation, under any applicable zoning, land use, environmental, civil rights, employment, public access, food and beverage, health and safety, sanitation, public permitting, nuisance, insurance, or personal injury laws or regulations.

         3.6 Compliance with Laws and Permits. Except as set forth in Exhibit 3.6, Seller has not received written notice of any violation by Seller or the Property of any violation of any applicable laws, rules, permits and regulations, including, without limitation, applicable zoning, land use, environmental, civil rights, employment, public access, food and beverage, health and safety, sanitation, public permitting, nuisance, insurance, or personal injury laws or regulations and all Permits applicable to the Property, in each case, which violation has not been remedied.

         3.7 Insurance. Seller has not received notice from any insurance company of any of the following because of any condition of the Property or otherwise which condition has not been remedied to the insurance company's satisfaction: (i) an increase of insurance premiums, (ii) a change of the coverage under an insurance policy, (iii) a cancellation of an insurance policy, or (iv) the intention of any insurance company not to renew an insurance policy.
Exhibit 3.7 contains certificate(s) evidencing existing insurance policies covering the Property, all of which shall be maintained by Seller in full force and effect at Seller's expense through the Closing Date. All such policies will be terminated as of the Closing, at Seller's risk and expense. Seller shall, promptly upon request from Purchaser, provide Purchaser with certificate(s) evidencing existing insurance policies covering the Property.

         3.8 Condemnation. Land Use and Special Assessment Actions. There are not pending nor, to Seller's knowledge, threatened, any actions for the condemnation, taking by eminent domain, or rezoning of the Property or for the imposition of any special assessments of any nature with respect to the Property or any part thereof, or the inclusion thereof in any special assessment or special land use district.

         3.9 No Covenants or Restrictions. There are no covenants, conditions or restrictions binding upon the Property that would prohibit Purchaser from using the Property for its present use.

         3.10     Hazardous Materials.

     (a) "Hazardous Materials" means any of the following located on or under, originating, emanating or transported from or otherwise affecting the Property: asbestos containing materials, polychlorinated biphenyls (PCBs), flammable materials, explosives, radioactive materials, petroleum products and any materials, wastes, substances, or chemicals that are deemed hazardous, toxic, a pollutant or a contaminant under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), 42 U.S.C.ss.9601 et seq.; the Toxic Substance Control Act ("TSCA"), 15 ---- U.S.C.ss.2601 et seq.; the Hazardous Materials Transportation Act, 49 U.S.C.ss.1802 et seq.; the Resource Conservation and Recovery Act ("RCRA"), 42 U.S.C.ss.9601 et seq.; the Clean Water Act ("CWA"), 33 U.S.C.ss.1251 --- et seq.; the Safe Drinking Water Act, 42 U.S.C.ss.300f et seq.; the Clean Air Act ("CAA"), 42 U.S.C.ss.7401 et seq.; --- or other applicable federal, state or local laws, ordinances, rules, or regulations pertaining to the regulation or control of hazardous, toxic or dangerous materials or the protection of the environment.

         (b) Except as permitted by and in accordance with applicable laws or regulations, during the three years prior to the Closing Date, Seller has not used, stored, disposed of, transported or released (or permitted to be used, stored, disposed of, transported or released) on, from, or in connection with the Property or the operation thereof, any Hazardous Materials in any manner. Except as disclosed on Exhibit 3.10 attached hereto, Seller nor any of its affiliates has any knowledge of (i) the presence of any Hazardous Materials on or under the Property or (ii) the emanation, release or transportation of any Hazardous Materials from the Property.

         3.11     Intentionally Omitted.

         3.12 Contracts. All written or oral service, maintenance, licensing, supply, concession, occupancy, space lease, equipment lease, management and other contracts or agreements related to the ownership, use, possession, maintenance or operation of the Property (the "Contracts") and all leases and other agreements pursuant to which any person occupies, or has a right to occupy, space in or on the Property (which leases and agreements, together with the lease documents entered into with respect to the Property after the date hereof with the consent of Purchaser pursuant to Section 6.5), are herein referred to collectively as the "Tenant Leases"). All Contracts that would be binding upon the Purchaser or the Property after the Closing and all Tenant Leases shall be terminated by and at the sole risk and expense of Seller on or prior to the Closing Date, and Seller shall indemnify, hold harmless and defend the Purchaser and its employees, officers, directors, shareholders and agents from and against any liabilities or claims arising out of such Contracts and Tenant Leases (whether relating to the period prior to, on or after the Closing
Date), including, without limitation, claims relating to the termination thereof or to a default or alleged default by Seller under the terms thereof, except to the extent any such liabilities or claims arise by reason of an act or omission of Purchaser. During the Inspection Period Seller shall make available to Purchaser for its review true, correct and complete copies of all such Contracts and Tenant Leases.

         3.13 Reservations. Seller shall, at Seller's sole risk and expense, cancel and terminate all reservations for any space within the Hotel that relate to any day or period on or after the Closing Date and Seller shall indemnify, hold harmless and defend the Purchaser and its employees, officers, directors, shareholders and agents from and against any liabilities or claims arising out of such reservations whether relating to the period prior to, on or after the Closing Date, including, without limitation, claims relating to the termination thereof, except to the extent any such liabilities or claims arise by reason of an act or omission of Purchaser.

         3.14     Employees.

         (a) Purchaser shall terminate any and all employment contracts, collective bargaining, and other union or labor agreements relating to the Property prior to the Closing. No existing employment contracts or collective bargaining agreements affecting the Property or its employees will be renewed, modified or replaced and no new employment contracts, collective bargaining agreements, or similar agreements affecting the Property or its employees will be entered into by Seller prior to Closing.

         (b) Except as set forth in Exhibit 3.14(b) attached hereto, there are no (i) unfair labor practice charges, claims or grievances pending or to Seller's knowledge threatened, by or on behalf of any employee now or previously employed in the operation of the Property or by or on behalf of any union or other person or body claiming to represent any such employee, (ii) complaints or notices or threats of complaints received by Seller relating to or alleging employment discrimination, breach of employment contract, or unfair labor practices or otherwise relating to employment at the Hotel or operation of the Property, (iii) written notice received by Seller of workers' compensation claims alleged to have resulted from or being related in any way to any incident at the Property or to employment in connection with the Property, which claims are pending, (iv) written notice received by Seller of violations of any federal, state or municipal laws respecting employment and employment practices which violations have not been remedied, (v) arrearages in the payment of any wages, benefits or payroll taxes or (vi) under funding of any contributions required of Seller to employment pension or similar plan.

         (c) All employees of the Hotel and Property will be terminated or reassigned no later than the day before the Closing Date at the sole risk, liability and expense of Seller. Seller shall comply with any applicable provisions of the Worker Adjustment and Retraining Notification Act ("WARN Act"), 29 U.S.C. 2101 et seq., at Seller's 's sole risk and expense. Seller shall notify Purchaser in writing prior to the delivery of any WARN Act notice. Seller acknowledges that (i) the Hotel will be closed for renovation and restoration promptly following the Closing; (ii)

Purchaser is not assuming any obligations or liabilities whatsoever under any collective bargaining agreements, employment contracts or other agreements or commitments relating to employment at the Hotel and Property. The decision as to which, if any, employees of Seller will be employed after the Closing Date by Purchaser shall be solely a decision of Purchaser. Seller agrees (x) not to make any statement to employees or any labor organization representing employees regarding future employment with Purchaser or such replacement manager without the prior written approval of Purchaser, and (y) not to renegotiate the current collective bargaining agreements to the Hotel or Property. Seller agrees to indemnify, hold harmless and defend Purchaser from and against any and all liability, loss, cost, damage and/or expense (including, without limitation, reasonable attorneys' fees and expenses) arising from or relating to (1) the WARN Act (or any failure of Seller to comply therewith) insofar as it relates to the purchase and sale of the Property and the termination prior to the Closing Date of all employees who provide services at the Property, (2) a breach by Seller of its covenants in this Section 3.14(c) or (3) any claims by employees at the Hotel or Property or by their respective unions against Purchaser relating to the closing of the Hotel and the termination of employment thereat, except to the extent any such liabilities or claims arise by reason of an act or omission of Purchaser.

         3.15 Commitments. There are no commitments to any governmental or quasi-governmental authority, or any other entity, organization, group or individual relating to the Hotel or the Property which would impose upon Purchaser an obligation to take any action, to make any payment, contribution or dedication of money or property or to construct, install or maintain any improvements of a public or private nature on or off the Property.

          3.16 Independent Facilities. The Property is an independent unit which, as of the Closing Date, shall not rely on any facilities (other than the facilities of public utility and water companies and municipal sidewalk vaults, and subterranean sidewalk vaults), located on any other property for structural support or for furnishing any essential building services or utilities including, without limitation, electric, plumbing, mechanical, heating, ventilating and air-conditioning systems. To Seller's knowledge, no party other than Seller and no other building or improvement not included in the Property relies on any part of the Property to fulfill any zoning, building code or other municipal or governmental requirement.

          3.17 Management and Franchise Agreements. There will be no management contracts or hotel franchise agreements relating to the Property as of the Closing which will be binding upon Purchaser or the Property on or after the Closing Date. There are and will be at Closing no outstanding or alleged claims, liabilities or amounts due under any such management contracts or hotel franchise agreements which will be binding upon Purchaser or the Property on or after the Closing Date.

          3.18 Development Rights. Seller has not transferred, pledged, assigned or relinquished any development rights related to the Property to any party, person or entity (including, without limitation, any governmental entity), other than with respect to rights granted to any governmental authorities in connection with the designation of a portion of the Improvements as an historic landmark.

          3.19    Breach of Seller's Representations Prior to Closing.

         (a) If Seller becomes aware of any matter that would make any representation and warranty of Seller contained in this Agreement materially incorrect before the Closing Date, or if Purchaser discovers any of the foregoing representations and warranties to be materially incorrect before the Closing Date, such party shall promptly disclose such discovery to the other in writing.

         (b) If Seller deliberately causes one of the foregoing representations and warranties to be materially inaccurate, Seller shall, at its own expense, do any act necessary to cure or remedy such breach prior to the Closing Date, and Seller's failure to effect such cure or remedy shall be a default under this Agreement. In such instance if Seller fails to promptly cure or otherwise remedy any material breach of any representation or warranty prior to the

Closing Date, Purchaser may avail itself of the remedies provided in Section
11.2.

         (c) In no event shall Seller be liable to Purchaser for, or be deemed to be in default hereunder by reason of, any breach of representation or warranty which results from any change that occurs between the Contract Date and the Closing Date that was outside of Seller's reasonable control to prevent. Should any change occur between the Contract Date and Closing Date that would make any representation or warranty of Seller incorrect that is due to an occurrence outside of the reasonable control of Seller to prevent, and if such change would, in Purchaser's sole, good faith opinion, be materially adverse to Purchaser, such change shall constitute the non-fulfillment of the closing conditions benefiting Purchaser and shall permit Purchaser, at Purchaser's sole option to terminate this Agreement .

          3.20 Deemed Disclosure. Notwithstanding the foregoing Sections 3.1 through 3.17, if Purchaser or its representatives has actual knowledge on the Closing Date that any of Seller's representations or warranties in this Agreement are not true as of the Closing Date and Purchaser elects nonetheless to close, Purchaser shall be deemed to have waived any claim for breach of such representation or warranty, to the extent that Purchaser or its representatives had actual knowledge that the same was not true.

                                    ARTICLE 4
              Purchaser's Representations, Warranties and Covenants

         In order to induce Seller to enter into this Agreement and to consummate the transactions contemplated hereby, Purchaser represents and warrants to, and covenants with, Seller as of the Contract Date and the Closing Date, as follows:

         4.1 Good Standing. Purchaser is a limited liability company duly organized, and validly existing and in good standing under the laws of Louisiana, is authorized to conduct the business in which it is now engaged and is, or as of the Closing Date shall be, qualified to do business in the State of Louisiana, if legally required. Purchaser has full power and authority, under its organizational documents and applicable law, to enter into and perform its obligations under this Agreement.

         4.2 Due Authorization: No Necessary Consents. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by all requisite corporate actions of Purchaser (none of which actions have been modified or rescinded, and all of which actions are in full force and effect). No consent of any person or governmental authority is necessary for Purchaser to enter into and perform its obligations under this Agreement. This Agreement constitutes a valid and binding obligation of Purchaser, enforceable against Purchaser in accordance with its terms.

         4.3 No Violations or Defaults. Purchaser knows of no violation or default in any material respect under any agreement with any third party, or under any judgment, order, decree, rule or regulation of any court, arbitrator, administrative agency or other governmental authority to which Purchaser may be subject, which violation or default could reasonably be expected to, in any one case or in the aggregate, materially and adversely affect Purchaser's ability to enter into this Agreement and consummate the transactions contemplated hereby. Purchaser's execution, delivery and performance of this Agreement and its consummation of the transactions contemplated hereby by Purchaser will not (a) violate any law or any order of any court or governmental authority with proper jurisdiction; (b) result in a breach or default under any contract or other binding commitment of Purchaser or any provision of the organizational documents of Purchaser; or (c) require any consent or approval or vote that has not been taken or given.

         4.4 Litigation. There are no actions, suits, arbitrations, proceedings, governmental investigations or other proceedings that are pending, or, to the knowledge of Purchaser, threatened against Purchaser that could reasonably be expected to materially and adversely affect Purchaser's right or ability to enter into and perform this Agreement.

         4.5 Application for Permits. Purchaser shall use reasonable efforts to obtain all necessary governmental and quasi-governmental permits, licenses and approvals necessary to the use, demolition and commencement of construction on the Property contemplated by Purchaser.

                                    ARTICLE 5
                                     Closing

         5.1 Closing. The consummation of the purchase and sale of the Property as contemplated by this Agreement (the "Closing") shall occur sixty (60) days from the end of the Inspection Period date hereof, or such other date as may be mutually agreed to between Seller and Purchaser (the "Closing Date"). The Closing shall take place at the offices of McGlinchey Stafford in Baton Rouge, Louisiana, or at such other location as may be mutually agreed upon by Seller and Purchaser. At or prior to Closing, all of Seller's deliveries will be delivered in escrow by or on behalf of Seller and the Purchaser's deliveries shall be delivered in escrow by or on behalf of Purchaser. All transactions at the Closing shall be interdependent and are to be considered simultaneous, so that none are effective until all are effective. Seller will deliver to the Title Company a so-called "gap indemnity" agreement in the form required by the Title Company to permit such closing.

         5.2 On or during the period of 120 days from The Contract Date, Purchaser may elect, upon notice to Seller and the payment of the sum of Sixteen Thousand ($16,000.00) and no/100 Dollars to Seller to be considered part of the Deposit applied to the Purchase Price as provided herein, to extend the Closing Date for thirty (30) days, so that the Closing shall then occur on or before ninety (90) days from the end of the Inspection Period (180 days from the Contract Date of this agreement), without regard to the date this extension is elected. If so elected, the extended date shall mean Closing Date as set forth herein.

         5.3 Costs. Seller shall pay all State of Louisiana and Parish transfer taxes imposed in connection with this transaction. Buyer shall pay the premium for the Title Policy, including any search and exam fees. Purchaser shall also pay for: (a) the cost of extended coverage under the Title Policy, including the cost of any endorsements required by Purchaser, and (b) the cost of the Survey and all recording charges. The parties shall split equally any escrow and closing fees. Each party shall pay its own attorneys' fees incurred in connection with this transaction.


                                    ARTICLE 6
                     Inspection and Actions Pending Closing:

         6.1      Inspection.
         (a) From the Contract Date through the expiration of the Inspection Period (defined as set out below) Purchaser and its agents and representatives may inspect and review the Property, at Purchaser's sole cost and expense, and Seller shall grant Purchaser and its agents and representatives access to the Property, for purposes of carrying out Purchaser's architectural, environmental, economic and other studies, tests and inspections of the Property as Purchaser may, in its sole discretion, deem desirable, including soil and structure borings and other invasive inspections of the Property. All inspections shall be done in a professional manner by qualified personnel, and in a manner that minimizes damage to the Property. All of such entries upon the Property shall be at reasonable times during normal business hours and after at least one business day's notice to Seller, and Seller shall have the right to accompany Purchaser during any activities performed by Purchaser on the Property. If the Closing does not occur hereunder for any reason, Purchaser shall be required to repair any damage to the Property caused by any such inspections and studies and restore the Property to the condition existing prior to the performance of such inspections and studies, within thirty (30) days after the earlier to occur of
(i) the date on which this Agreement is terminated or

(ii) the Closing Date. The results of any tests, studies or inspections of any kind undertaken by Purchaser in connection with this transaction shall be the Property of Purchaser exclusively and shall not be disclosed to any third parties (hereinafter defined) without the written permission of Seller. For the purposes of this Section the term "third parties" does not include any agent, employee, contractor or representative of Purchaser, Purchaser's lender or potential lender, if any, and any of such lender's employees, contractors or representatives, in each case, who are participating in the review, financing or construction of the transaction described herein, and all of which persons shall be instructed by Purchaser to keep the materials confidential. Notwithstanding the foregoing sentence, nothing herein shall prevent any party from disclosing any information to the extent such party's counsel advises that such disclosure is necessary to comply with any applicable law, rule or regulation.

         (b) During the period of ninety (90) days following the Contract Date , (the "Inspection Period") Purchaser may, by written notice to Seller, cancel this Agreement for any reason whatsoever at Purchaser's election. In such case the Deposit shall be returned to Purchaser in accordance with Section 2.4 and
2.5 hereof . If Purchaser cancels this Agreement pursuant to this Section 6.1(b), Purchaser will: promptly return the Property Information (hereinafter defined including all copies) to Seller; repair any damage caused to the Property in connection with Seller's inspections and studies; restore the Property to the condition existing prior to the performance of such inspections and studies; and deliver to Seller a certified statement that all work which could give rise to a claim against the Property has been paid in full.

         (c) All studies, inspections and tests described in Section 6.1(a) shall be (i) contracted for and done in the name of the Purchaser and at its risk and expense, and (ii) done in a professional fashion. Purchaser shall and hereby does indemnify and agree to protect, defend and hold Seller its officers, directors, agents, employees, tenants and contractors harmless from and against any and all lawsuits, losses, liabilities, costs, damages or expenses, or claims therefore, arising from or in any way connected with the act or omission or presence of Purchaser, its agents, invitees, contractors, employees or representatives, in or about the Property (both before and after the Contract
Date) unless the foregoing results from the negligence or willful misconduct of Seller.

         (d) Seller shall deliver to Purchaser true and complete copies of all land surveys, environmental reports, structural or other reports or assessments pertaining to the physical condition of the Property in its possession or control. Purchaser shall also have complete access to all documentation, agreements and other information in the possession of Seller, Seller's agents, related to the Property and Purchaser shall have the right to make copies of same at Purchaser's expense. Without limitation, all of the materials described in Section 6.1(d) are herein collectively referred to as the "Property Information".

         6.2 Maintenance and Operation of the Property. Seller shall cause the Property to be maintained in its present order and condition so that the Property shall be in substantially the same condition on the Closing Date as on the Contract Date.

         6.3 Title Insurance. During the Inspection Period, Purchaser, at Purchaser's expense, may obtain a binding Commitment (the "Title Commitment") for a standard owner's policy of title insurance on American Land Title Association ("ALTA") Form B-1970 (or its equivalent) (the "Title Policy") to be issued to Purchaser by a Title Insurance Company of Purchaser's choosing, ("Title Company") insuring Purchaser's good and marketable fee simple title to the Land and Improvements in an amount equal to the Purchase Price together with a commitment to issue a ALTA 3.1 Zoning Endorsement.
         6.4 Survey. Purchaser may obtain a survey of the Property in conformity with current Minimum Standard Detail Requirements of the American Land Title Association/American Congress on Surveying and Mapping Land Title Surveys for "Urban" surveys, including Items 2, 3, 4, 6, 7(a), 8, 9, 10 and ll(a)-(c) of Table A thereof, and certified to Purchaser and the Title Company (the "Survey").

         6.5 Sellers Title and Survey Cure. During the Inspection Period, Purchaser shall review title to the Property as disclosed by the Title Commitment and Survey. Purchaser shall advise Seller, the Title Company and the surveyor in writing of any matters set forth on the Title Commitment and Survey to which Purchaser objects. Seller will reasonably cooperate with Purchaser in curing Purchaser's objections, but Seller shall have no obligation to cure any such objections, except (a) financing created by Seller, (b) mechanic's liens created or caused to be created by Seller, or (c) any other exceptions of definite or ascertainable amount which can be readily removed by the payment of money created by the act of Seller, which items Seller shall cause to be released or insured over to the reasonable satisfaction of Purchaser by the Title Company at the Closing. Prior to the expiration of the Inspection Period, Seller and Purchaser shall memorialize in writing those of Purchaser's title and survey objections which Seller is obligated to cure as aforesaid, or has elected to cure at Closing. Without limiting the generality of Section 6.1(b), if prior to the expiration of the Inspection Period Seller fails to agree in writing to cure the title and survey objections raised by Purchaser, Purchaser, may during the Inspection Period terminate this Agreement and obtain the return of the Deposit. The term "Permitted Exceptions" means (A) the lien of any mortgage or deed of trust executed by Purchaser in favor of Purchaser's lender; (B) liens for taxes, assessments, and governmental charges not yet due and payable; and
(C) all those exceptions shown on the Title Commitment and Survey as of the expiration of the Inspection Period other than those objections Seller has elected to cure in writing prior to the expiration of the Inspection Period. If after the expiration of the Inspection Period the Title Company revises the Title Commitment or the surveyor revises the Survey to add or modify exceptions that Seller is unable or unwilling to cure, then, if in Purchaser's sole good faith judgment such revisions affect the value or marketability of the Property, or would impair or impede Purchaser's intended use of the Property, then Purchaser as its sole and exclusive remedy may elect to (x) terminate this Agreement by giving written notice to Seller on or before ten (10) business days after receipt of any notice by Seller that it elects not to cure or cannot cure any such exceptions and Seller shall immediately cause the Title Company to return the Deposit to Purchaser or (y) accept title to the Property subject to such additional exceptions (which shall thereupon be deemed Permitted Exceptions) with no adjustment to the Purchase Price except for exceptions of a definite or ascertainable amount which may be readily removed by the payment of money resulting from the act by Seller; or (z) if requested by Seller, extend the time for Seller's performance hereunder (not to exceed sixty (60) days) in which case if Seller elects not to cure any such exceptions or fails to cure any such exception during the sixty (60) day period, then Purchaser as its sole and exclusive remedy shall have the right to make those elections set forth in subparagraph (x) and (y) above. If Purchaser fails to timely make such election, Purchaser shall be deemed to have elected to terminate this Agreement in accordance with subparagraph (x) above.

         6.6      Delivery of the Title Policy at Closing.

         (a) At Closing, as a condition to Purchaser's obligation to close, the Title Company shall deliver to Purchaser the Title Policy (or currently dated marked Title Commitment) issued by the Title Company dated as of the Closing Date, free and clear of any liens, mortgages, deeds of trust, security interests, pledges, charges, options, encroachments, easements, covenants, leases, reservations or restrictions of any kind (the "Encumbrances") other than: (A) the lien of any mortgage or deed of trust executed by Purchaser in favor of Purchaser's lender; and (B) the Permitted Exceptions.

         (b) The Title Policy shall include (to the extent available from the Title Company) a zoning endorsement on the standard ALTA Form 3.1, a single-tax-parcel endorsement, a same-as-survey endorsement, owner's comprehensive endorsement, and a street address endorsement (collectively, the "Required Endorsements") or if unavailable, proof that taxes have been paid on all parcels constituting the Property.

         6.7 Contracts. Between the Contract Date and the Closing Date, Seller shall not renew, extend or modify any Contract or enter into any new such agreements that would survive the Closing Date, without Purchaser's prior written consent in each instance, which Purchaser may grant or withhold in its sole discretion.

         6.8 No Action. Between the Contract Date and the Closing Date, Seller shall not deliberately take or permit to be taken, any action (and will not deliberately suffer to occur any inaction) that would invalidate, void or make untrue any of Seller's representations or warranties provided under this Agreement.
         6.9 Cooperation. Seller shall reasonably cooperate with Purchaser (at no cost to Seller) in securing the transfer or issuance of any permits or licenses held by Seller or third parties which are transferable, including, without limitation, liquor licenses, if any, in connection with Seller's operation of the Property.

                                    ARTICLE 7
                   Purchaser's Conditions Precedent to Closing

         It shall be an express precondition to Purchaser's obligation to purchase the Property that each and every one of the following conditions shall have been satisfied as of the Closing Date (or waived by Purchaser).

         7.1 Representations and Warranties. Each of Seller's representations and warranties shall be true and accurate in all material respects as if made on and as of the Closing Date.

         7.2 Covenants of Seller. All actions Seller covenants or agrees herein to take on or prior to the Closing Date shall have been completed.

         7.3 Management Agreement, Contracts and Tenant Leases. The Property shall be transferred to the Purchaser free and clear of any and all management or franchise agreements, all Contracts, all Tenant Leases and any and all referral agreements, employment contracts, collective bargaining or union agreements or any severance agreements relating to the Property (other than any such agreements entered into by Purchaser). On the Closing Date, there shall be no contract or agreement in effect between Seller and any third party for management of the Property on or after the Closing Date.

         7.4 Title. Purchaser shall be able to obtain the Title Policy and Required Endorsements, subject only to the Permitted Exceptions.

         7.5 Seller's Deliveries. Seller shall have delivered to the Title Company in escrow all closing deliveries required of Seller pursuant to Article 9 and shall have authorized the release thereof to Purchaser conditioned solely upon the Title Company's irrevocable commitment to deliver the Purchase Price (net of any credits or prorations to Purchaser provided for hereunder and net of any amounts required to be paid to satisfy any liens, financings, or mortgages created by Seller), (b) mechanic's liens created or caused to be created by Seller, or (c) any other exceptions of definite or ascertainable amount which can be readily removed by the payment of money created by the act of Seller to Seller or its designee.

         7.6 Inspection. Purchaser shall not have terminated this Agreement pursuant to Section 6.1(b).

         7.7 Execution and delivery of those documents described in and compliance with Section 2.3.

         7.8 Failure of Condition. In the event of the failure of any condition precedent set forth in this Article 7, Purchaser, at its sole election, shall, on or before the Closing Date, (a) terminate this Agreement by written notice to Seller (and receive a return of the Deposit); (b) waive the condition and proceed to Closing with no adjustment to the Purchase Price; (c) if requested by Seller extend the Closing Date for such additional period of time as may be reasonably required (not to exceed 60 days) to allow Seller to remedy such failure while retaining all rights under subparagraphs (a) and (b) above. If Purchaser fails to timely make such an election, Purchaser shall be deemed to have elected to terminate this Agreement in accordance with subparagraph (a) above. However, if such failure of a condition arises from Seller's breach of this Agreement, Purchaser may avail itself of any remedies provided in Section 11.2.

                                    ARTICLE 8
                    Seller's Conditions Precedent to Closing

         It shall be an express precondition to Seller's obligation to sell the Property that each and every one of the following conditions shall have been satisfied as of the Closing Date (or waived by Seller).

         8.1 Representations and Warranties. Each of Purchaser's representations and warranties shall be true and accurate in all material respects as if made on and as of the Closing Date.

         8.2 Purchaser's Deliveries. Purchaser shall have delivered to the Title Company as escrow agent the Purchase Price (net of any credits or prorations provided for hereunder) and all closing deliveries required of Purchaser pursuant to Article 10 of this Agreement and in each case shall have authorized the release thereof to Seller (net of any amounts paid to third parties to satisfy (a) liens, mortgages or financing created by Seller), (b) mechanic's liens created or caused to be created by Seller, or (c) any other exceptions of definite or ascertainable amount which can be readily removed by the payment of money created by the act of Seller. Seller and Purchaser shall deposit with the Title Company executed closing statements consistent with this Agreement in the form required by the Title Company.

         8.3 Failure of Condition. In the event of the failure of any condition precedent set forth in this Article 8, Seller, at its sole election, may, on or before the Closing Date either: (a) by written notice to Purchaser extend the Closing Date for such additional period of time as may be reasonably required (not to exceed 60 days) to allow Purchaser to remedy such failure or (b) give Purchaser written notice of its election to avail itself of the remedies provided to Seller in Section 11.1 herein. If Seller fails to timely make such an election, Seller shall be deemed to have elected to avail itself of the remedies provided to Seller in Section 11.1 herein.

         8.4 Execution of an agreement, by and between Seller, Purchaser and Lender, in a form and substance satisfactory to Seller and Purchaser, wherein Lender agrees to the provisions of Sections 2.4 and 2.5.

                                    ARTICLE 9
                           Seller's Closing Deliveries

         Seller shall deliver the following at Closing to the Title Company:

         9.1 Deed. A conveyance document in a form acceptable to Purchaser as customarily used in Baton Rouge, Louisiana (the "Deed"), dated as of the Closing Date, conveying to Purchaser full ownership (fee simple interest) in the Property free and clear of all Encumbrances other than Permitted Exceptions.

         9.2 Bill of Sale. A bill of sale, dated as of the Closing Date, conveying to Purchaser any Personal Property, free of all Encumbrances other than Permitted Exceptions but without any other warranty, together with any consents or acknowledgments of third parties necessary to effect such conveyances.

         9.3 FIRPTA Certificate. A certificate, dated as of the Closing Date, certifying that Seller is not a foreign person for the purposes of the Foreign Investors in Real Property Tax Act.

         9.4. Assignment of Warranties. An assignment to Purchaser of any assignable warranties, payment and performance bonds and other assignable obligations of any contractor, architect, engineer, designer, supplier or other party involved in the development, operation or supplying of the Property which are reasonably requested by Purchaser, and to the extent any such warranty, bond or obligation is not assignable, Seller shall cooperate with Purchaser (at Purchaser's expense) to enforce the same on Purchaser's behalf. Seller's obligations under this Section 9.A shall survive the Closing.

         9.5 Termination of Contracts. Evidence reasonably satisfactory to Purchaser of the termination of all Contracts and Tenant Leases relating to the Property which would be binding upon the Property or the Purchaser after the Closing.

          9.6 Other Documents. Such other documents and instruments as may be reasonably and customarily requested by Purchaser or the Title Company to effectuate the transactions contemplated by this Agreement and to induce the Title Company to issue the Title Policy, including, without limitation, customary real estate tax transfer declarations, ALTA statements and GAP undertakings.

         9.7 Possession; Keys. Seller shall deliver possession of the Property to Purchaser, together with all keys, including, without limitation, keys and codes for all security systems, rooms and offices.

         9.8 Authority. Such consents, resolutions and corporate documents as may be reasonably required by the Title Company to issue the Title Policy and evidence Seller's authority to consummate the transactions described herein.

         9.9 The certification of the principal and accrued balance due as of the Closing Date and a certification hat the Thom Indebtedness is then current according to its terms by Dr. and Mrs. Thom on the Thom Indebtedness.

         9.10       The documentation required in Section 2.3.

                                   ARTICLE 10
                         Purchaser's Closing Deliveries

         Purchaser shall deliver the following at Closing to the Title Company:

         10.1 The Purchase Price. The cash portion of the Purchase Price, in immediately available funds.

         10.2 Authority Documents. Such consents, resolutions and partnership and corporate documents as may be reasonably required by the Title Company to issue the Title Policy and evidence Purchaser's authority to consummate the transactions described herein.

         10.3 Other Documents. Such other documents and instruments as may be reasonably and customarily requested by Seller or Title Company to effectuate the transactions contemplated by this Agreement, to induce Title Company to issue the Title Policy and evidence Purchaser's authority to consummate the transactions described herein.


                                   ARTICLE 11
                                     Default

         11.1 Purchaser's Default. If Purchaser fails to consummate the purchase and sale contemplated herein after all conditions precedent to Purchaser's obligation to close have been satisfied or waived by Purchaser, Seller shall be entitled to retain any part of the Deposit disbursed to Seller pursuant to
Section 2.4 hereof as full and complete liquidated damages for time spent, labor and services performed and the loss of its bargain, and as the exclusive and sole right and remedy of Seller, whereupon this Agreement shall terminate and neither party shall have any further obligations or liabilities to the other party (except that Purchaser shall remain liable for repairs of the kind described in Section 6. l(a), the return of the Property Information described in Section 6.1(d), the indemnification provisions of Section 6.1(c), and the confidentiality provisions set forth in Sections 6.1(a) and 15.17.

         11.2 Seller's Default. If Seller fails to consummate the purchase and sale contemplated herein after all conditions precedent to do so have been satisfied or waived by Seller, Purchaser's remedy shall be either to demand and seek specific performance of this Agreement together with damages, and pursuant to Section 11.3, legal fees and costs or to terminate this Agreement, in which event Purchaser shall be entitled to the return by the Title Company to Purchaser of the Deposit.

         11.3 Legal Fees. Without limiting the effect and purposes of Sections
11.1 and 11.2 above, in the event either party institutes legal proceedings to enforce its rights hereunder, the losing party shall pay to the prevailing party an amount equal to its attorneys' fees, costs and expenses incurred in connection with the prosecution or defense of such action. In addition, the losing party shall pay to the prevailing party an additional amount equal to such amount of attorney's fees, costs and expenses incurred by such prevailing party in connection with such action, which additional amount shall be paid to and retained by the prevailing party as liquidated damages for the overhead and in-house resources dedicated to and/or expended in connection with the dispute. THE AMOUNT PAID TO AND RETAINED BY THE PREVAILING PARTY AS LIQUIDATED DAMAGES PURSUANT TO THE FOREGOING SENTENCE SHALL BE THE PREVAILING PARTY'S SOLE RECOVERY IN RESPECT OF THE OVERHEAD AND/OR IN-HOUSE RESOURCES EXPENDED BY SUCH PREVAILING PARTY IN CONNECTION WITH THE DISPUTE. THE PARTIES HERETO AGREE THAT THE FOREGOING LIQUIDATED DAMAGES PROVISION IS FAIR AND REASONABLE, THAT THE AMOUNT OF ACTUAL DAMAGES SUSTAINED BY A PARTY IN RESPECT OF SUCH OVERHEAD AND/OR IN-HOUSE RESOURCES WOULD BE IMPRACTICABLE OR EXTREMELY DIFFICULT TO ASCERTAIN, AND THAT THE PAYMENT OF ANY SUCH AMOUNT AS LIQUIDATED DAMAGES IS NOT INTENDED AS A FORFEITURE OR PENALTY. For purposes of this Agreement, the term "attorneys' fees" or "attorneys' fees, costs and expenses" shall mean the fees and expenses of counsel to the parties hereto, which may include printing, photostating, duplicating and other expenses, air freight charges, travel expenses and fees billed for law clerks, paralegals and other persons not admitted to the bar but performing services under the supervision of an attorney, and the costs and fees incurred in connection with the enforcement or collection of any judgment obtained in any such proceeding, and shall include, specifically, all fees, costs and expenses of expert witnesses.

                                   ARTICLE 12
                                 Indemnification

         12.1 Seller Indemnity. Seller shall hold harmless, indemnify and defend Purchaser against any and all obligations, claims, losses, damages, liabilities and expenses (including reasonable attorneys' fees and other charges) arising out of (i) the breach of any representation or warranty of Seller herein, (ii) any contractual obligations incurred by Seller or their authorized agents, and
(iii) acts or omissions or liabilities of Seller that occurred in connection with Seller's ownership or operation of the Property prior to and including the Closing Date, including, but not limited to, (A) personal property, sales, use and other similar taxes, and excluding prorated ad valorem real estate taxes and other charges for which Purchaser received a credit at Closing (B) general liability and workers' compensation claims and expenses arising out of events occurring at any times on or before the Closing Date, (C) damage to property or injury to or death of any person or any claims for any debts or obligations occurring on or about or in connection with the Property or any portion thereof or with respect to the Property's operations by Seller at any time or times prior to and including the Closing Date, and (D) the termination of Contracts, Tenant Leases, management agreements, franchise agreements and reservations.

         12.2 Purchaser Indemnity. If, but only if, Closing occurs, Purchaser shall hold harmless, indemnify and defend Seller against any and all obligations, claims, losses, damages, liabilities and expenses (including, without limitation, reasonable attorneys' fees and other charges) arising out of
(i) the breach of any representation or warranty of Purchaser herein, (ii) events, contractual obligations specifically incurred by Purchaser or its authorized agent, or acts or omissions of Purchaser or its agents that occur in connection with Purchaser's ownership or operation of the

Property on or after the Closing Date, (iii) prorated ad valorem real estate taxes and other charges for which Purchaser received a credit at Closing, to the extent of such credit; and (iv) any taxes and charges levied or assessed against the Property for any period after the Closing Date, or (iv) damage to property any injury to or death of any person or any claims for any debts or obligations arising out of events occurring on or about the Property or any portion thereof or with respect to the Property's operations at any time or times after the Closing Date which are not due to the act or omission of Seller or its agents.

         12.3 Notice and Cooperation on Indemnification. Whenever either party shall learn through the filing of a claim or the commencement of a proceeding or otherwise of the existence of any liability for which the other party is or may be responsible under this Agreement, the party learning of such liability shall notify the other party promptly and furnish such copies of documents (and make originals thereof available) and such other information as such party may have that may be used or useful in the defense of such claims and shall grant the other party full opportunity to defend the same in the name and at the expense of such party and generally shall cooperate with said other party in the defense of any such claim. Any failure by either party to promptly provide such notice or other information to the other party, which failure results in damages or claims which could have been prevented or mitigated by the giving of such prompt notice, shall serve to reduce the non-breaching party's obligation to provide indemnification hereunder to the extent such damages or claims could otherwise have been prevented or mitigated.

                                   ARTICLE 13
                      Casualty, Condemnation or Litigation

         13.1 Condemnation. Casualty or Litigation. If, prior to Closing, (i) condemnation proceedings are commenced against all or any material portion of the Property or (ii) condemnation proceedings are commenced which would impair the structural integrity of the Improvements, to the extent that the cost of repairing such damage shall be Seven Hundred Fifty Thousand Dollars ($750,000.00) or more or (iii) the Property is damaged by fire or other casualty to the extent that the cost of repairing such damage shall be One Million Dollars ($1,000,000) or more, or, if the structural integrity of the Improvements is impaired due to such damage, to the extent that the cost of repairing such damage shall be Seven Hundred Fifty Thousand Dollars ($750,000 or more) or (iv) any such casualty or condemnation impairs the Improvement's qualification for historical preservation tax credits and similar anticipated benefits (or the value thereof), or (v) the Property becomes subject to litigation which, if adversely determined, would deprive Purchaser of any material benefit to which it would become entitled pursuant to this Agreement, Purchaser shall have the right, upon notice in writing to the Seller delivered within fifteen (15) days after actual notice of such condemnation, fire or other casualty or litigation, to terminate this Agreement, whereupon the Deposit shall be returned immediately to Purchaser, and neither party shall have any further liability to the other hereunder (other than with respect to obligations expressly surviving any such termination). If Purchaser does not timely elect, or is not entitled to terminate this Agreement, Purchaser shall be entitled to an assignment of all of Seller's share of the proceeds of fire or other casualty insurance and rent insurance proceeds (if any) payable with respect to the period after Closing or of the condemnation award, as the case may be, and Seller shall have no obligation to repair or restore the Property; provided, however, that the Purchase Price shall be reduced by an amount equal to the sum of (a) any uninsured or unreimbursed amount, (b) the "deductible" applied by Seller's insurer with respect to such fire or casualty and (c) the amount by which the proceeds of such insurance will be reduced by reason of the application of any co-insurance clause in Seller's insurance policy. If Purchaser elects to proceed to Closing hereunder, Seller shall not compromise, settle or adjust any claims to such proceeds or awards, without Purchaser's prior written consent.

         13.2 Risk of Loss. Subject to the provisions of this Article 13, the risk of loss or damage to the Property shall remain with Seller until the exchange by Purchaser and Seller of the Deed and Purchase Price on the Closing Date.

                                   ARTICLE 14
                                 Apportionments

         14.1 Apportionments. The following apportionments shall be made between the parties as of 11:59 p.m. on the day immediately prior to the Closing
 Date (the Closing Date being a day of income and expense to the Purchaser) (the "Apportionment Date"):

         (a) Real estate taxes, personal property taxes, and any special assessments, if any, on the basis of the fiscal period for which assessed; provided, that if the amount of such taxes, assessments or charges has not been determined as of the Closing Date, such proration shall be based on the most recently ascertainable taxes, assessments or charges, as the case may be. Upon issuance of the final 2001 real estate tax bill the parties agree to re-prorate the real estate taxes for the Property based on such final 2001 bill. There shall be no further re-proration thereafter. Seller shall retain the right to contest or appeal the Taxes or assessed valuation of the Property with respect to any previous years and Purchaser shall cooperate reasonably with Seller to obtain the reduction in such Taxes or assessed valuation, at Seller's expense. Any refund or credit attributable to Seller's overpayment of Taxes imposed on the Property for the 2001 tax year and previous tax years ( the "2001 Refund") is the property of Seller. Seller hereby grants to Purchaser any rights it may have to contest or appeal the Taxes or assessed valuation of the Property with respect to the 2001 tax year and subsequent tax years. If Purchaser elects to exercise such contest or appeal rights, Seller shall cooperate reasonably with Purchaser to obtain the reduction in such taxes or assessed valuation, at Purchaser's reasonable expense.

         (b) Water and sewer service charges and charges for gas, electricity, telephone and all other public utilities. If there are meters measuring the consumption of water, gas or electric current, Seller, not more than one day prior to the Apportionment Date, if possible, shall reasonably endeavor to cause such meters to be read and shall pay all utility bills for which Seller is liable upon receipt of statements therefor. Purchaser shall be responsible for causing such utilities and services to be changed to its name and shall be liable for and shall pay all utility bills for services rendered after the Apportionment Date. If any such meter reading for any utility is not available, all utility adjustments will be made by the parties outside of Closing when the utility bills are received; and

         (c) All other charges and fees customarily prorated and adjusted in similar transactions.

         (d) Seller and Purchaser shall deposit with the Title Company executed closing statements consistent with this Agreement in the form required by the Title Company.

         14.2 Accounting. The computation of the adjustments shall be jointly prepared by Seller and Purchaser.

                                   ARTICLE 15
                                  Miscellaneous

         15.1 Survival; Limitation of Liability. The representations, warranties, covenants and indemnities contained in this Agreement shall be effective as of the Closing Date and shall survive Closing for one year. Any liability with respect to breach thereof shall survive the Closing for one (1) year. Any claim based upon a misrepresentation or a breach of a representation or warranty contained in this Agreement shall be actionable or enforceable only if the amount of damages or losses as a result of such claim suffered or sustained by the party making such claim exceeds $100,000 and Seller shall not be liable for breaches of representations and warranties to the extent the loss suffered by Purchaser as a result of such breaches exceeds the Purchase Price. The obligations of Purchaser and Seller under this Agreement to the extent not fully performed as of the Closing Date or to the extent so indicated herein shall survive the Closing.

         15.2     Assignment.

         (a) Purchaser may assign this Agreement, without the consent of Seller, to any entity which controls or is controlled by Purchaser or of which Purchaser is a general partner or managing member, or is under common control with, Purchaser. Otherwise, neither party shall assign or transfer or permit the assignment or transfer of its rights or obligations under this Agreement without the prior written consent of the other, any such assignment or transfer without such prior written consent being hereby declared to be null and void.

         (b) In the event either party consents to an assignment of this Agreement by the other for which consent is required, no further assignment shall be made without another written consent from the consenting party, unless the assignment may otherwise be made without consent under this Agreement. An assignment by either Seller or Purchaser of its interest in this Agreement shall not relieve Seller or Purchaser, as the case may be, from its obligations, but this Agreement shall then inure to the benefit of, and be binding on, the assignee's successors, heirs, legal representatives and assigns.

         15.3 Consents. If, under this Agreement, the consent of a party is required, the consent shall be in writing and shall be executed by a duly authorized officer or agent.

         15.4 Applicable Law. This Agreement shall be governed by the laws of the State of Louisiana, without resort to the choice of law rules thereof.

         15.5 Headings; Exhibits. The headings of articles and sections of this Agreement are inserted only for convenience; they are not to be construed as a limitation of the scope of the particular provision to which they refer. All exhibits attached or to be attached to this Agreement are incorporated herein by this reference.

         15.6 Notices. Notices and other communications required by this Agreement shall be in writing and delivered by hand against receipt or sent by recognized overnight delivery service or by certified or registered mail, postage prepaid, with return receipt requested, or by confirmed facsimile transmission. All notices shall be addressed as follows:

If to Seller: Golden Opportunities Development
                           Corporation
                           268 West 400 South, Suite 300
                           Salt Lake City, UT 84101
                           Attn: Richard Surber
                           Fax: 301-575-8092

         If to Purchaser  through Attorney only:
                           Rodolfo J. Aguilar, Jr., Esq.
                           McGlinchey Stafford
                           Ninth Floor, One American Place
                           Baton Rouge, LA 70825
                           Fax: 225-343-3076


or to such other address as may be designated by a proper notice. Notices shall be deemed to be effective upon receipt or refusal by the intended recipient to accept delivery. Any notice sent by facsimile or personal delivery and delivered after 5:00 p.m. Central Time shall be deemed received on the next business day.

         15.7 Waiver. The failure of either party to insist on strict performance of any of the provisions of this

Agreement or to exercise any right granted to it shall not be construed as a relinquishment or future waiver; rather, the provision or right shall continue in full force. No waiver of any provision or right shall be valid unless it is in writing and signed by the party giving it. However, Purchaser may, unilaterally, waive the time for Seller to perform its obligations under Section
2.3 and extend the time, unilaterally, for Seller's performance thereunder up to and at Closing.

         15.8 Partial Invalidity. If any part of this Agreement is declared invalid by a court of competent jurisdiction, this Agreement shall be construed as if such portion had never existed, unless this construction would operate as an undue hardship on Seller or Purchaser or would constitute a substantial deviation from the general intent of the parties as reflected in this Agreement.

         15.9 Entire Agreement. This Agreement, together with the other writings signed by the parties and incorporated by reference and together with any instruments to be executed and delivered under this Agreement, constitutes the entire agreement between the parties with respect to the purchase and sale of the Property and supersedes all prior oral and written understandings. Amendments to this Agreement shall not be effective unless in writing and signed by the party to be bound thereunder.

         15.10 The undertaking by Seller or Purchaser of any obligations to be performed after Closing shall not be deemed or construed as creating a vendor's lien, resolutory condition or stipulation for the benefit of a third party, and to the extent any such may be created herein Seller and Purchaser specifically resume the same.

         15.11 Counterparts and Facsimile Signatures. To facilitate execution, this Agreement may be executed in as many counterparts as may be required. It shall not be necessary that the signatures of, or on behalf of, each party, or that the signatures of all persons required to bind any party, appear on each counterpart; but it shall be sufficient that the signature of, or on behalf of, each party, or that the signatures of the persons required to bind any party, appear on one or more of the counterparts. All counterparts shall collectively constitute a single Agreement. It shall not be necessary in making proof of this Agreement to produce or account for more than the number of counterparts containing the respective signatures of, or on behalf of, all parties hereto. The parties may execute and deliver this Agreement by forwarding signed facsimile copies of their signature page to this Agreement. Such facsimile signatures shall have the same binding effect as original signatures, and the parties hereby waive any defense to validity based on any such copies or signatures.

         15.12 Brokerage. At Closing, Seller agrees to pay a real estate commission of four (4%) per cent of the Purchase Price to Brooks Hearn. Each of the parties hereto agrees to indemnify and hold the other harmless from claims made by any other broker, attorney, finder or other consultant(s) other than the brokers or consultants claiming through such party for a commission, fee or compensation in connection with this Agreement or the sale of the Property hereunder. The provisions of this Section 15.12 shall survive Closing.

         15.13 Purchaser's Lender. Seller acknowledges that Purchaser may obtain or attempt to obtain financing for the transaction outlined in this Agreement, and Seller agrees to cooperate reasonably with Purchaser and any such lender to enable such financing to occur as a part of the Closing.

         15.14 Time for Performance. If the date for the performance of any obligation, or the giving of any notice, by Seller or Purchaser hereunder falls upon a Saturday, Sunday or legal holiday recognized by the United States government, then the time for such performance or notice shall be extended until the next business day.

         15.15 Tax Free Exchange. Each party hereto shall, upon the request of the other party, without incurring any expense or liability, including legal fees, cooperate with the other party hereto, at the sole risk, cost and expense of the requesting party, in structuring the transaction which is the subject of this Agreement as part of a so-called

"like-kind" exchange for the requesting party's benefit pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended.

         15.16 Confidentiality. Between the date hereof and the Closing Date, neither Seller nor Purchaser will release or cause or permit to be released any press notices, or publicity (oral or written) or, advertising promotion relating to, or otherwise announce or disclose or cause or permit to be announced or disclosed, in any manner whatsoever, the terms, conditions or substance of this Agreement without first obtaining the written consent of the other party, provided however, that either party may disclose to third parties (e.g. their counsel, advisors, consultants and municipal officials in the applicable tax, zoning, land use and permitting offices, Seller's employees, Tenants, other parties to Contracts, and the like) such information regarding this Agreement as may be reasonably necessary to consummate the transactions contemplated herein, (including satisfaction of the closing conditions and covenants hereto), or to complete development planning efforts. After Closing, either party may release a press notice relating to, or otherwise announcing or disclosing the sale. Nothing herein shall prevent any party from disclosing any information related to this transaction to the extent such party's counsel advises that such disclosure is necessary to comply with any applicable law, rule or regulation.

         15.17 Further Assurances. Each of the parties agrees to execute and deliver such other documents, certificates, agreements and other writings, and to take such other actions, as may be reasonably requested by the other party to consummate the transaction contemplated herein. The obligations of the parties under this Section 15.17 shall survive the Closing.

         IN WITNESS WHEREOF, Seller and Purchaser have caused this Agreement to be executed as of the date first above written.

                       SELLER

                       GOLDEN OPPORTUNITY
                       DEVELOPMENT  CORPORATION

                       BY: s/     Richard D. Surber
                          ---------------------------------------------------
                       Name: Richard D. Surber

                       Its: CEO & Director



                       PURCHASER

                       LAFAYETTE DEVELOPMENT HOLDING, LLC



                         BY:      s/    Richard Pries
                            --------------------------------------------------
                         Name:

                               Date: June 10, 2001

                                   Exhibit "A"
                                Legal Description



Lots 1-3 and 7-9, the Northerly 48 feet of Lot 4, and the Southeasterly 17 feet by 91 feet of Lot 10, all in Square 1 or 62, Devall Town, East Baton Rouge Parish, Louisiana, as shown on a map attached to an act recorded in the public records of East Baton Rouge Parish, Louisiana, as Original 311, Bundle 10796, and any other property or rights in Devall Town owned or claimed by Golden opportunity Development Corporation.