Form 10QSB
period 2001-09-30
GOLDEN OPPORTUNITY DEVELOPMENT CORP
filed 2001-11-13
CIK 1083162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 7, 2001 was 7,969,280.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES.....................................................................7

INDEX TO EXHIBITS..............................................................8











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Golden Opportunity Development Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                   Golden Opportunity Development Corporation
                             Condensed Balance Sheet


                                                                                     September 30, 2001
                                                                                        (Unaudited)
                                                                                      ----------------

ASSETS
      Current Assets:
            Cash and cash equivalents                                                 $            202
                                                                                      ----------------
                 Total current assets                                                              202

      Property and Equipment                                                                 2,552,449
            Less: Accumulated Depreciation                                                    (212,129)
                                                                                      ----------------
                 Total fixed assets (net)                                                    2,340,320

TOTAL ASSETS                                                                          $      2,340,522
                                                                                      ----------------

                                                                                      ----------------

LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
            Contingent liabilities - Ernest money deposits (see Note 3)               $         25,500
            Accounts payable-related party                                                     392,526
            Taxes payable                                                                       36,545
            Current portion of Long Term Obligations                                            29,941
                                                                                      ----------------
                 Total current liabilities                                                     484,512

      Long Term Obligations (net of current portion)                                         1,760,492
                                                                                      ----------------

TOTAL LIABILITIES                                                                            2,245,004

      Stockholders' equity
            Common stock $.001 par value shares, 100,000,000 shares authorized;
                 7,969,280 shares issued and outstanding on September 30, 2001                   7,970
            Additional paid in capital                                                       1,307,971
            Retained Earnings (Deficit)                                                     (1,220,423)
                                                                                      ----------------
                 Total stockholders' equity                                                     95,518
                                                                                      ----------------

TOTAL LIABILITIES AND EQUITY                                                          $      2,340,522
                                                                                      ================








                        See notes to financial statements

                   Golden Opportunity Development Corporation
                  Unaudited Condensed Statements of Operations


                                                Three Months Ended                        Nine Months Ended
                                                   September 30,                            September 30,
                                              2001                 2000                2001                 2000
                                              ----                 ----                ----                 ----

REVENUE
     Motel Revenue                        $         50,979      $       59,134      $      161,640       $      194,012
     Lease Revenue                                   8,500              10,435               9,314               33,440
                                          ----------------      --------------      --------------       --------------
          Total Revenue                             59,479              69,569             170,954              227,452

EXPENSES
     Motel Direct Costs                             58,377             108,624             220,351              332,494
     Selling, general & administrative               9,523               8,904              24,343               29,401
     Depreciation                                   12,479              12,478              37,124               48,659
     Impairment loss (Note 3)                      117,946                   -             117,946                    -
     Interest Expense                               26,935              26,982              81,108               83,089
                                          ----------------      --------------      --------------       --------------
           Total Operating Expenses                225,260             156,988             480,872              493,643
                                          ----------------      --------------      --------------       --------------


NET LOSS                                  $      (165,781)      $     (87,419)      $    (309,918)       $    (266,191)
                                          ----------------      --------------      --------------       --------------

BASIC AND DILUTED LOSS

PER COMMON SHARE                          $         (0.02)      $       (0.01)      $       (0.04)       $        (0.06)

                                          ----------------      --------------      --------------       --------------

BASIC AND DILUTED
WEIGHTED AVERAGE
SHARES OUTSTANDING                               7,969,000           7,754,000           7,969,000            4,365,000













                        See notes to financial statements

                   Golden Opportunity Development Corporation
                  Unaudited Condensed Statements of Cash Flows


                                                                              Nine Months        Nine Months
                                                                                Ended              Ended
                                                                             September 30,      September 30,
                                                                                 2001               2000

                                                                             -------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                $   (309,918)      $  (266,191)
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
          Depreciation and amortization                                             37,124            48,659
          Impairment loss on markdown of buildings (note 3)                        117,946                 -
     Changes in operating assets and liabilities
          Other Assets                                                                   -             (616)
          Accounts receivable trade                                                      -           (1,182)
          Accounts Payable                                                         (6,504)          (10,209)
          Accounts Payable-Related Parties                                         121,340           206,891
          Stock issued for services                                                  4,000                 -
          Contingent liabilities - Ernest money                                     25,500                 -
          Accrued Expenses                                                          25,034            16,113
                                                                             -------------      ------------
               Total adjustments                                                   324,440           259,656
                                                                             -------------      ------------
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                                                                          14,522           (6,535)
                                                                             -------------      ------------


CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
     Purchase of additional building improvements                                        -             (307)
                                                                             -------------      ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                         -             (307)
                                                                             -------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on Notes                                                            (21,416)          (25,082)
     Common stock issued for debt                                                        -            25,013
                                                                             -------------      ------------
NET CASH PROVIDED (USED) BY FINANCING
ACTIVITIES                                                                        (21,416)              (71)
                                                                             -------------      ------------


NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                        (6,894)           (6,913)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                                               7,096            10,027
                                                                             -------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $         202      $      3,114
                                                                             =============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
     Cash paid during the period for interest                                $      81,108      $     83,089
                                                                             -------------      ------------

                        See notes to financial statements

                   Golden Opportunity Development Corporation
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001



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

2.  Related Party Transaction

During the nine months ended September 30, 2001, the Company's parent and/or related entities advanced $121,340 to cover operating deficiencies. The amount received back during the quarter ended September 30, 2001, was $760. The total amount payable owed to related parties at September 30, 2001 was $392,526.

3.  Significant Events and Impairment Loss

On June 10, 2001, the Company entered into a sales agreement to sell the General LaFayette Inn and its surrounding land to LaFayette Development Holding LLC (buyer) for $2,332,000. Pursuant to the agreement, the buyer has made non-refundable earnest money deposits in the amount of $25,500 through September 30, 2001 and an additional $29,500 on October 11, 2001. These amounts are shown on the balance sheet as contingent liabilities in the event the sale falls through, although the company is confident the likelihood of that occurring is very slim. The buyer has completed their due diligence and has committed to proceed with the sale (see exhibit 10(iv) Amendment to Sales Agreement). The sale is scheduled to close on December 7, 2001. On that date, the Company will have sold all its assets except cash in the bank and resolved a majority of its liabilities except the related party payable. It is anticipated that a loss of approximately $117,946 will be booked on the sale. Accordingly, the Company has booked an impairment loss on the market value of the building for the same amount. For more information on the sale and the agreement, see exhibit 10(iii) attached to the June 30, 2001 Form 10QSB filed August 13, 2001.

4.  Additional footnotes included by reference

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

The Company listed the property for sale with Brooks Hearn, a real estate broker in Baton Rouge, Louisiana, for a listed sale price of $2,500,000. On June 10, 2001 the Company received and accepted an offer to buy the motel for $2,332,000. The closing of the sale is pending (scheduled for December 7, 2001) subject to the terms and conditions set forth in the sales agreement. (see exhibit 10(iii) of Form 10QSB for the period ended June 30, 2001, filed on August 13, 2001). Pursuant to the sales agreement the Company has received $55,000 in non-refundable earnest money deposits with $25,500 being received by September 30, 2001 and the remaining $29,500 received on October 10, 2001.

Results of Operations

Revenues

Revenues for the quarter ended September 30, 2001, decreased to $59,479 from $69,569 for the quarter ended September 30, 2000, a decrease of 14.5%. The decrease in revenues was attributable to a decrease in commercial tenant and retail rental occupancy.

Revenues for the nine month period ended September 30, 2001 were $170,954 compared to $227,452 for the corresponding period ended September 30, 2000.

Losses

Net losses for the quarter ended September 30, 2001, increased to $165,781 from $87,419 for the quarter ended September 30, 2000, an increase of 90%. The increase in losses is attributable to a $117,946 markdown of property value due to the recently signed sale agreement partially offset by a decrease in repair costs and a large decrease in general and administrative expenses. The Company has made significant strides in decreasing overhead and direct costs at the Motel through reductions in work force and streamlining operations.

Net losses for the nine months ended September 30, 2001, increased to $309,918 from $266,191 for the nine months ended September 30, 2000, an increase of 16%. The increase in losses is attributable to a $117,946 markdown of property value due to the recently signed sale agreement mostly offset by decrease in repair costs and a dramatic decrease in general and administrative expenses. The Company has made significant strides in decreasing overhead and direct costs at the Motel through reductions in work forces and elimination of unnecessary costs.

The Company expects to continue to incur losses at least through fiscal 2001 and there can be no assurance that the Company will achieve or maintain profitability or that its revenue can be sustained in the future. It is anticipated that upon the sale of the Motel, the Company will incur a long term capital loss of approximately $117,946 and has booked a corresponding impairment loss to offset this.

Expenses

General and administrative expenses for quarters ended September 30, 2001, and September 30, 2000, were $9,523 and $8,904, respectively. General and administrative expenses for nine months ended September 30, 2001 and September 30, 2000, were $24,343 and $29,401, respectively.

Depreciation and amortization expenses for the quarters ended September 30, 2001, and September 30, 2000, were $12,479 and $12,478 , respectively. Depreciation for the nine months ended September 30, 2001 and 2000 was $37,124 and $48,659, respectively. The difference is due to a recalculation of depreciation schedules and also an elimination of equipment and fixtures previously being depreciated.

The Company had a charge for impairment of fixed assets of $117,946 for the quarter ended September 30, 2001, pursuant to the Company's impairment policy in which it was determined that the carrying value of the Motel was less than the anticipated value to the Company as evidenced by the purchase agreement.

For the quarters ended September 30, 2001 and September 30, 2000, the Motel's direct operating costs were $58,377 and $108,624 respectively, a decrease of $50,247. This decrease is primarily attributable to a decrease expenses relating to payroll and repairs and general maintenance costs.

Liquidity and Capital Resources

Cash flow provided by operations was $14,522 for the nine months ended September 30, 2001, compared to cash flow used by operating activities of $6,535 for the nine months ended September 30, 2000.

Cash flow used in financing activities was $21,416 for the nine months ended September 30, 2001, compared to $71 for the nine months ended September 30, 2000. The Company's cash flow used in financing activities increased due to the fact that the Company did not issue stock for debt resolution to offset payments on mortgages as it did in the previous year.

The Company has funded its cash needs from inception through September 30, 2001, with revenues generated from its operations and advances from its Parent Company. In addition, the Company may issue additional shares of its common stock pursuant to a private placement or registered offering, if necessary to raise additional capital.

Capital Expenditures

The Company has a working capital deficiency at September 30, 2001, in the amount of $484,310. However, $392,526 of this working capital deficiency is owed to the Company's Parent. The Company intends to fund the Motel's operations over the course of the year with cash infusions until the property is sold or if the sale falls through, with long term bank financing, increasing rental revenues from increased occupancy rates and/or equity financing in the form of a private placement offering.

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

Capital Requirements and Availability of Financing. The Company's business is capital intensive, and it will have significant capital requirements in the future. The Company's leverage could affect its ability to obtain financing in the future to undertake remodeling or refinancing on terms and subject to conditions deemed acceptable to the Company. In the event that the Company's cash flow and working capital are not sufficient to fund the Company's expenditures or to service its indebtedness, it would be required to raise additional funds through the sale of additional equity securities, the refinancing of all or part of its indebtedness or the sale of assets. There can be no assurances that any of these sources of funds would be available in an amount sufficient for the Company to meet its obligations. Moreover, even if the Company were able to meet its obligations, its leveraged capital structure could significantly limit its ability to finance its remodeling program and other capital expenditures to compete effectively or to operate successfully under adverse economic conditions. Additionally, financial and operating restrictions contained in the Company's existing indebtedness may limit the Company's ability to secure additional financing, and may prevent the Company from engaging in transactions that might otherwise be beneficial to the Company and to holders of the Company's common stock. The Company's ability to satisfy its obligations will also be dependant upon its future performance, which is subject to prevailing economic conditions and financial, business and other factors beyond the Company's control.

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

(b) Reports on Form 8-K The Company filed three reports on Form 8-K during the quarter for which this report is filed.

           (1) On September 17, 2001, the Company filed a Form 8K disclosing the resignation of Mantyla McReynolds as independent auditors for the company.

           (2) On September 27, 2001, the Company filed a Form 8K/A amending the previously filed Form 8K on September 17, 2001, to clarify language and include an attached letter indicating Mantyla McReynolds' review of the Form 8-KA and agreement with the statements made therein, as requested by the SEC.

           (3) On October 9, 2001, the Company filed a Form 8K disclosing the retention of Tanner and Company as the Company's new independent auditors.




                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of November 2001.




Golden Opportunity Development
Corporation
                                                         November 8, 2001

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

10(ii)       *             Listing Contract between Brooks Hearn, Broker and
                           Golden Opportunity Development Corporation regarding the General Lafayette Hotel in Baton Rouge,
                           Louisiana. (Incorporated by reference filed with the Company's Form 10QSB for the period ended March
                           31, 2001 on May 10, 2001)

10(iii)      *             Sales Agreement between LaFayette Development
                           Holdings LLC and Golden Opportunity Development
                           Corporation for the sale of the General LaFayette
                           Motel in Baton Rouge, Louisiana (Incorporated by reference filed with the Company's Form 10QSB for the period ended June 30, 2001 on August 13, 2001)

10(iv)       8             Amendment to sales agreement between LaFayette
                           Development Holdings LLC and Golden Opportunity
                           Development Corporation for the sale of the General
                           LaFayette Motel in Baton Rouge, Louisiana




           * Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

Exhibit 10(iv)

                                    ADDENDUM
                                       to
                               PURCHASE AGREEMENT

     Now comes Golden Opportunity Development Corporation, "Seller" and Lafayette Development Holding, LLC, "Purchaser" all of the parties to that certain Purchase Agreement dated June 10, 2001. Providing for the sale and purchase of certain property known as the General Lafayette Hotel, located in downtown Baton Rouge, Louisiana.

     Whereas, since the date of signing of the Purchase Agreement the parties have come to the following additional agreements and to the extent any of them change or modify the terms set forth by the Purchase Agreement they are by the following written agreement of the parties modified as set forth herein below; and

     Whereas, the actions and due diligence conducted by the parties has indicated that all contingencies to a closing have been or appear to be ready to be met on or before the following proposed date for closing and that each party anticipates that it will be prepared to close on that date; now therefore the parties agree as follows:

1. The parties agree that closing of the sale shall take place on December 7, 2001, provide Purchaser shall have made all required payments for such an extension of the closing date as required by the Purchase Agreement.

2. Seller shall be allowed until the 30th day of November, 2001 to terminate existing tenants rights of occupancy and continued rights to occupy rooms or space in the Property.

3. Tenants of two retail buildings with existing month-to-month lease shall be allowed to remain until closing, rentals shall be pro-rated as provided for in the contract and Purchaser shall assume the obligations of landlord of these two tenants effective the date of closing.

4. Purchase is to be allowed the right to contact and negotiate agreements for post closing use of the property by current lessees of parking spaces.

4. Seller shall have until the 6th day of December 2001, to terminate existing employees working on the premises of the property and this date shall also serve as the date of termination for all other contracts, reservations and service obligations as provided for in Article 3, of the Purchase Agreement.

           IN WITNESS WHEREOF, Seller and Purchaser have caused this Addendum to be executed this 10th day of October, 2001.

Seller:                                         Purchaser:
GOLDEN OPPORTUNITY                              LAFAYETTE DEVELOPMENT
DEVELOPMENT CORPORATION                         HOLDING, LLC


By:        s/ Richard D. Surber                  By:     s/ Richard Pries
     ----------------------------------          --------------------------
           Richard D. Surber, President                    Richard Pries,