Form 10KSB
period 2001-12-31
GOLDEN OPPORTUNITY DEVELOPMENT CORP
filed 2002-03-29
CIK 1083162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

           Commission file number: 0-27691
                                   -------

                   Golden Opportunity Development Corporation
                   ------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 NEVADA                                  87-0067813
                -------                                  ----------
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)


               268 West 400 South Salt Lake City, Utah     84101
               ---------------------------------------     ------
              (Address of Principal Executive Offices)   (Zip Code)

                                 (801) 575-8073
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

The issuer's total revenues for the year ended December 31, 2001, were $203,821.

The aggregate market value of the registrant's common stock, $0.001 par value held by non-affiliates is not available because the Company has no publicly traded market for its stock. On March 15, 2002, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 8,295,280.

                                TABLE OF CONTENTS

                                                                       Page No.
                                     PART I


Item 1.   Description of Business............................................1

Item 2.   Description of Property ...........................................3

Item 3.   Legal Proceedings     .............................................4

Item 4.   Submission of Matters to a Vote of Security Holders................4

                                     PART II

Item 5.   Market for Common Equity and Related Stockholders..................4

Item 6.   Management's Discussion and Analysis or Plan of Operation..........4

Item 7.   Financial Statements ............................................. 6

Item 8.   Changes in and Disagreements with Accountants..................... 8


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act................. 8

Item 10.  Executive Compensation ........................................... 9

Item 11.  Security Ownership of Certain Beneficial Owners and Management....11

Item 12.  Certain Relationships and Related Transactions....................12

Item 13.  Exhibits and Reports on Form 8-K..................................12

                           Signatures.......................................13

                           Index to Exhibits................................14

                                     PART I

Forward-Looking Statements. This Document includes "forward-looking statements." Forward looking statements contained in this registration statement are based on management's beliefs and assumptions and on information currently available to management. Forward-looking statements include statements in which words such as "expect, " "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used.

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

ITEM 1.       DESCRIPTION OF BUSINESS

General

As used herein the term "Company" refers to Golden Opportunity Development Corporation, its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated in Louisiana on May 7, 1997, for the purpose of engaging in any lawful activity for which corporations may be formed under the Business Corporation Law of Louisiana. On October 5, 2000, the Company merged with Golden Opportunity Development Corporation, a Nevada corporation, for the purpose of changing its domicile from the State of Louisiana to the State of Nevada.

The Company has historically been engaged in the business of operating and acquiring hospitality property. Prior to January 4, 2002, the Company owned the General Lafayette Inn, a 134 unit motel and restaurant, and four adjacent office/retail buildings, located at 427 Lafayette Street, Baton Rouge, Louisiana (the "Motel"). On January 4, 2002, the Company sold the Motel, its sole asset. The Motel was sold for cash, in the amount of $2,332,000, to Lafayette Development Holdings, LLC. ("Lafayette"), a Louisiana Limited Liability Company. After payment of taxes, real estate commissions, and the mortgage on the property, the Company realized net cash of $337,000. The Company had previously (3rd quarter 2001) booked a $117,946 asset impairment loss in anticipation of this sale. There is no material relationship between Lafayette and the Company, or any of their affiliates, or any of their officers or directors, or any associate of such officers or directors. This transaction was brokered by Brooks Hearn, a real estate broker in Baton Rouge, LA. The property had negative cash flows of $136,501 for the year, and net losses of $348,300 for the year ended December 31, 2001. The Company anticipates this sale will eliminate a major source of the Company's historical negative cash flows.

Axia Group, Inc., the majority shareholder, acquired an indirect controlling interest in the Company through Innovative Property Development Corporation ("IPDC"), a consolidated subsidiary, which acquired a controlling interest in the Company pursuant to a Stock Acquisition Agreement dated April 30, 1998. Under the terms of the Stock Purchase Agreement, IPDC acquired a 51% interest in the Company in exchange for a $50,000 cash infusion to cover operating deficiencies related to the Motel and transferred 118,520 shares of restricted stock of Oasis Resorts International, Inc., which was paid to the Smith Family Trust and San Pedro Securities, Ltd. Then, on April 2, 1999, pursuant to an Acquisition Agreement, IPDC sold all of its assets to Diversified Holdings 1, Inc., a 99% owned subsidiary of Axia Group, Inc. The sale of IPDC's assets to Diversified Holding I, Inc. included its entire controlling interest in the Company. Consequently, Diversified Holdings I, Inc. became the controlling shareholder of the Company. As a result of this transaction, Axia Group, Inc. retained its indirect control interest in the Company while relinquishing its control interest in IPDC. On July 1, 2000, the Company issued to Axia Group,

Inc. 500,000 pre-split shares (5,000,000 post-split shares) of common stock in exchange for forgiveness of $250,000 in debt owed to Axia for advances to fund operations. In a transaction dated February 15, 2002, Axia has transferred ownership of both the Company's common shares that it held and ownership of Diversified to Nexia Holdings, Inc (fka Kelly's Coffee Group, Inc.)("Nexia") in a reorganization of Axia's holdings. As a result of these transactions, Nexia now controls more than 80% of the Company.

Following the January 4, 2002 sale of its Motel property, the Company began searching for a hospitality property that could be purchased and operated by the Company.

Forward Looking Business Plan

Since the Company discontinued the operation of the Motel on January 4, 2002, by divesting itself of its Motel property, the Company has become a developmental stage company whose purpose is to attempt to identify and acquire another hospitality property. The Company intends to review and evaluate hospitality properties with an emphasis on the State of Florida for possible acquisition or participation by the Company. As of the date of this filing, the Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction. The Company intends to investigate, review, and evaluate hospitality properties as they become available and will seek to acquire or become engaged in such business opportunities at such time as specific opportunities are presented.

To the date of this filing, information on a number of hospitality properties have been made available to the Company through its officers and directors and through professional advisors and through members of the financial community. It is anticipated that business opportunities with regard to hospitality properties will continue to become available primarily from these sources.

To a large extent, a decision to purchase another property may be made upon management's analysis regarding the quality of the property, its management and personnel, the asset base of the property, the anticipated revenues from operation of the property, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

The Company currently has no commitment or arrangement to purchase any property and cannot now predict what property may be purchased. The current emphasis of management's efforts in this area are related to the acquisition of a hospitality property in the state of Florida but is not limited to solely this area or type of property. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject to until it has acquired another property. The use of hospitality property that the Company may acquire could subject it to environmental, public health and safety, land use, trade, business, occupancy, or other governmental regulations and state or local taxation. In selecting a property in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up property, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

If the Company acquires additional hospitality properties they will be subject to intense competition with other hospitality properties many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior business experience. There is no assurance that the Company will be successful in obtaining suitable properties.

The profitability of any hospitality properties that the Company may acquire will be subject to general economic conditions, competition, desirability of the location, the relationship between supply and demand for motel rooms and other factors. The Company may operate future hospitality properties in markets that contain numerous competitors and the continued success of the Company will be a result, in large part, of the ability of these competitors to compete with it in such areas as reasonableness of room rates, quality of accommodations, service level and convenience of location. There can be no assurance that demographic, geographic or other changes in the market will not adversely affect the convenience or desirability of the Company's operations. Furthermore, there can be no assurance that in the market in which the Company owns and operates future properties that competing motels, hotels, and inns will not provide greater competition for guests than currently exists, or new motels, hotels or inns will not enter such market.

Employees

The Company was a development stage company until May 7, 1997, and returned to a development stage company on January 4, 2002, and currently has no employees. Executive officers, will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 10 hours per month per person. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company will file all of its required information with the Securities and Exchange Commission ("SEC").

The public may read and copy any materials that are filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at:

ITEM 2.      DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101. The building is owned by Salt Lake Development Corporation, a majority owned subsidiary of Nexia Holdings, Inc., which is a substantial shareholder of the Company. The Company pays no rent for the use of this address.

ITEM 3.       LEGAL PROCEEDINGS

The Company is currently not a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders by the Company during calendar year 2001.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company currently has no public trading market. The Company intends to engage a market maker to file a Form 15c-(2)(11) in order to obtain a listing on the NASD over the counter bulletin board in an effort to provide some liquidity for its shareholders and create a public market for the Company's securities. However, there is no guarantee that the Company will obtain a listing on the NASD over the counter bulletin board or that a public market for the Company' securities will develop, even if a listing on the NASD over the counter bulletin board is obtained.

Record Holders

As of March 25, 2002, there were 61 shareholders of record holding a total of 8,295,280 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Revenues

Revenues for the year ended December 31, 2001, decreased to $203,821 from $282,780 for the year ended December 31, 2000. The decrease in revenues was attributable to scaling down operations in anticipation of the sale of the property.

Losses

Net losses for the year ended December 31, 2001, decreased to $348,300 from $361,787 for the year ended December 31, 2000, a decrease of $13,487.

The Company expects to continue to incur losses at least through the fiscal year 2002 unless a profitable replacement hospitality property can be located and purchased, and there can be no assurance that the Company will achieve or maintain profitability or that growth can be sustained in the future.

Expenses

General and administrative expenses for December 31, 2001 and 2000 were $328,725 and $522,699, respectively. The reason for the $193,974 decrease is attributable to scaling back operations and ceasing to make renovations and improvements to the property.

Depreciation and amortization expenses for the years ended December 31, 2001 and December 31, 2000 were $49,602 and $52,745, respectively.

The Company expects general administrative expenses to decrease through 2002 with an increase in travel and legal expenses as the Company steps up its effort to acquire additional properties and works towards a solution to making the company profitable.

Liquidity and Capital Resources

Cash flows used in operations were $105,471 for the year ended December 31, 2001, compared to cash flow used in operations of $292,413 for the year ended December 31, 2000. Cash flows used in operating activities for the year ended December 31, 2001, are primarily attributable to the large loss coupled with mark down of the building, depreciation, changes in liabilities, and receipt of earnest money deposits.

Cash flow provided by financing activities was $99,960 for the year ended December 31, 2001, compared to net cash flows provided by financing activities of $281,090 for the year ended December 31, 2000. The 2001 financing cash flows are primarily attributable to cash advances by the Company's parent company net of principal payments on the mortgage.

The Company has funded its cash needs from inception through December 31, 2001, with revenues generated from its operations and advances from its parent company. In addition, the Company may issue additional shares of its common stock pursuant to a private placement or registered offering, if necessary to raise additional capital.

Capital Expenditures

The Company made no capital expenditures on property or equipment for the years ended December 31, 2001 and 2000.

The Company had a working capital deficiency at December 31, 2001 in the amount of $520,497. However, $402,176 of this working capital deficiency is owed to the Company's parent. The Company intends to fund its operations over the course of the next year with the cash remaining from the sale of the Motel.

Income Tax Expense (Benefit)

The Company has a deferred tax asset resulting from net operating losses to offset future operating profit of approximately $1,110,000. However a valuation allowance was recorded as an offset to the deferred tax asset, because there is significant uncertainty regarding the ultimate realization of the asset.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Known Trends, Events, or Uncertainties

As the Company has no current operations there are no known trends, events or uncertainties that apply to the Company at this point in time.

ITEM 7.    FINANCIAL STATEMENTS

The Company's financial statements for the fiscal years ended December 31, 2001 and 2000 are attached hereto as F-1 through F-13.




                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                      GOLDEN OPPORTUNITY DEVELOPMENT CORP.


                              Financial Statements
                           December 31, 2001 and 2000

                      GOLDEN OPPORTUNITY DEVELOPMENT CORP.

                          Index to Financial Statements

-------------------------------------------------------------------------------






                                                                      Page


        Independent Auditors' Reports                                  F-2


        Balance Sheet                                                  F-4


        Statement of Operations                                        F-5


        Statement of Stockholders' Equity                              F-6


        Statement of Cash Flows                                        F-7


        Notes to Financial Statements                                  F-8


------------------------------------------------------------------------------
                                                                          F-1

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders' and
Board of Directors of
Golden Opportunity Development Corp


We have audited the accompanying balance sheet of Golden Opportunity Development Corp. as of December 31, 2001 and the related statements of operations and stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Opportunity Development Corp. as of December 31, 2001 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a significant working capital deficit and has recurring losses. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not included any adjustments that might result from the outcome of this uncertainty.

/s/ TANNER + CO
----------------------
Tanner + Co.
Salt Lake City, Utah
February 14, 2002

                        Letterhead of Mantyla McReynolds


                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Golden Opportunity Development Corporation
Salt Lake City, Utah

We have audited the accompanying balance sheet of Golden Opportunity Development Corporation as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Opportunity Development Corporation as of December 31, 2000, and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's history of operating losses raises substantial doubt about its ability to continue as a going concern. Management's plans in those matters are described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


          /s/ Mantyla McReynolds
         --------------------------------------
         Mantyla McReynolds

March 28, 2001
Salt Lake City, Utah

                                  GOLDEN OPPORTUNITY DEVELOPMENT CORP.


                                            Balance Sheet

                                             December 31,

                                                                               2001             2000
                                                                         ----------------------------------
              Assets

Current assets - cash                                                     $          1,585 $         7,096

Property and equipment, net                                                      2,327,841       2,495,389
                                                                         ----------------------------------

                  Total assets                                            $      2,329,426 $     2,502,485
                                                                         ----------------------------------
                                                                         ----------------------------------

-----------------------------------------------------------------------------------------------------------


              Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities                                  $         34,514 $        18,015
Related party payable                                                              402,176         271,186
Current portion of long-term debt                                                   30,392          28,769
Ernest money received on sale of property                                           55,000               -
                                                                         ----------------------------------
                                                                         ----------------------------------

                  Total current liabilities                                        522,082         317,970
                                                                         ----------------------------------
                                                                         ----------------------------------

Long-term liabilities:
     Mortgage payable                                                            1,750,208       1,783,079
                                                                         ----------------------------------

                  Total liabilities                                              2,272,290       2,101,049
                                                                         ----------------------------------
                                                                         ----------------------------------

Stockholders' equity:
     Common stock, $.001 par value, 100,000,000 shares
       authorized, 7,969,280 shares and 7,757,780 shares
       issued and outstanding, respectively                                          7,969           7,758
     Additional paid-in capital                                                  1,307,971       1,304,182

     Accumulated deficit                                                       (1,258,804)       (910,504)
                                                                         ----------------------------------
                                                                         ----------------------------------

                  Total stockholders' equity                                        57,136         401,436
                                                                         ----------------------------------
                                                                         ----------------------------------

                  Total liability and stockholders' equity                $      2,329,426 $     2,502,485
                                                                         ----------------------------------





See accompanying notes to financial statements.                          F-4

                                   GOLDEN OPPORTUNITY DEVELOPMENT CORP.
                                         Statement of Operations


                                         Years Ended December 31,


                                                                         ----------------------------------
                                                                                2001             2000
                                                                         ----------------------------------

Revenues                                                                 $        203,821 $        282,780

General and administrative costs                                                (328,725)        (522,699)
Impairment of property and equipment                                            (117,946)                -
                                                                         ----------------------------------

                  Loss from operations                                          (242,850)        (239,919)

Interest expense                                                                (105,450)        (113,476)
Loss on sale of assets                                                                  -          (8,392)
                                                                         ----------------------------------

                  Loss before income taxes                                      (348,300)        (361,787)

Income tax benefit                                                                      -                -
                                                                         ----------------------------------

                  Net loss                                                      (348,300)        (361,787)
                                                                         ----------------------------------

Loss per common share - basic and diluted                                $          (.04) $          (.07)
                                                                         ----------------------------------
                                                                         ----------------------------------

Weighted average common shares - basic and diluted                              7,969,000        5,254,000
                                                                         ----------------------------------
                                                                         ----------------------------------



See accompanying notes to financial statements.                             F-5

                      GOLDEN OPPORTUNITY DEVELOPMENT CORP.

                       Statement of Stockholders' Deficit

                     Years Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------


                                                 Preferred Stock            Common Stock         Additional
                                             ----------------------------------------------        Paid-In     Retained
                                             Shares         Amount      Shares       Amount        Capital     Deficit       Total
                                             --------------------------------------------------------------------------------------

Balance at January 1, 2000                      -     $        -       255,423   $      255  $  1,041,330   $ (548,717)  $  492,868

Issued stock for services at $1.00/share        -              -        20,000           20        19,980             -      20,000

Issued stock for debt at $0.50/share            -              -       500,000          500       249,500             -     250,000

Stock split 10:1                                -              -     6,978,807        6,979       (6.979)             -           -

Issued stock for services at $0.10/share        -              -         3,550            4           351             -         355

Net loss                                        -              -             -            -             -     (361,787)    (361,787)
                                             ---------------------------------------------------------------------------------------

Balance at December 31, 2000                    -              -     7,757,780        7,758     1,304,182     (910,504)     401,436

Issued stock at $0.02/share                     -              -        11,500           11           207                       218

Issued stock for services at $0.0189/ share     -              -       200,000          200         3,582                     3,782

Net loss                                        -              -             -            -             -     (348,300)    (348,300)
                                             ---------------------------------------------------------------------------------------

Balance at December 31, 2001                    -     $        -     7,969,280   $    7,969   $ 1,307,971  $(1,258,804)   $  57,136
                                             ---------------------------------------------------------------------------------------
                                             ---------------------------------------------------------------------------------------



See accompanying notes to financial statements.                          F-6

                      GOLDEN OPPORTUNITY DEVELOPMENT CORP.
                            Statement of Cash Flows



                            Years Ended December 31,

                                                                        -----------------------------------
                                                                              2001              2000
                                                                        -----------------------------------

Cash flows from operating activities:
     Net loss                                                            $      (348,300) $      (361,787)
     Adjustments to reconcile net income to net
             cash used in operating activities
     Depreciation and amortization                                                 49,602           52,745
     Impairment loss on markdown of building                                      117,946                -
     Stock issued for services                                                      3,782           20,355
     Decrease in prepaid expenses                                                       -            4,333
     Decrease in deposits                                                               -            4,052
     Decrease in accounts payable                                                 (6,504)         (23,622)
     Increase in accrued liabilities                                               23,003           11,511
     Increase in earnest money                                                     55,000                -
                                                                        -----------------------------------

                  Net cash used in operating activities                         (105,471)        (292,413)
                                                                        -----------------------------------

Cash flows from investing activities:
     Sale of fixed assets                                                               -            8,392
                                                                        -----------------------------------

Cash flows from financing activities:
     Net advances from parent                                                     130,990          305,278
     Payments on mortgage                                                        (31,248)         (24,188)
     Issuance of common stock for cash                                                218                -
                                                                        -----------------------------------

                  Net cash provided by financing activities                        99,960          281,090
                                                                        -----------------------------------

Net increase (decrease) in cash                                                   (5,511)          (2,931)

Cash, beginning of year                                                             7,096           10,027
                                                                        -----------------------------------

Cash, end of year                                                        $          1,585 $          7,096
                                                                        -----------------------------------
                                                                        -----------------------------------




See accompanying notes to financial statements.                          F-7

1.   Organization   Organization
     and
     Summary of     The Company was organized under the laws of the State
     Significant    of Nevada on August 22, 2000. The Company merged with
     Accounting     an existing Louisiana corporation on September 20,
     Policies       2000. At December 31, 2001, the Company was a majority
                    owned subsidiary of AXIA Group, Inc.AXIA), a publicly traded company headquartered in Salt Lake City, Utah. During
                    2001 the Company owned and operated a hotel building. The
                    Company sold the building in January 2002 (see note 8).
                    Subsequent to the sale of its building, the Company plans to purchase other hospitality properties. The Company does not currently have any specific agreements in place.

                    Cash and Cash Equivalents

                    For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                    Revenue Recognition

                    The Company recorded revenue from room rentals upon receipt of payment from the customer.

                    Income Taxes

                    Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

                    Earnings Per Share

                    The computation of basic earning per common share is based on the weighted average number of shares outstanding during each period.

                    The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. The Company does not have any stock options or warrants outstanding at December 31, 2001.

                    Property and Equipment

                    Property and equipment are stated at cost less any impairment on the value of the asset. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

                    Concentration of Credit Risk

                    The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

1.   Organization   Use of Estimates in the Preparation of Financial Statements
     and
     Summary of     The preparation of financial statements in conformity with
     Significant    generally accepted accounting principles requires management
     Accounting     to make estimates and assumptions that affect the reported
     Policies       amounts of assets and liabilities and disclosure of
                    contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   Going          The Company has a significant working capital deficit, a
     Concern        history of operating losses, and has been dependent on
                    related party financing to continue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                    In June 2001, the Company entered into an agreement to sell its building and related building improvements, furniture and fixtures for $2,332,000. The sale closed in January 2002 and the Company received net proceeds of approximately $330,000 after payment of the mortgage balance, taxes, and other related charges. Management intends to use the proceeds from the sale as down payment to acquire a new hospitality property. As of December 31, 2001 the Company had significant, related party payables that are due on demand. The Company anticipates delaying payment of such related party payables, however there can be no assurance that the related parties will not demand payment of amounts owed.



3.   Property   Property and equipment consists of the following at December 31:
     and
     Equipment                                      2001              2000
                                              ---------------------------------
                  Building                    $    1,682,054     $   1,800,000
                  Building improvements               61,225            61,225
                  Furniture and fixtures               9,170             9,170
                  Land                               800,000           800,000
                                              ---------------------------------
                                                   2,670,395         2,552,449
                  Accumulated depreciation          (224,608)         (175,006)
                                              ---------------------------------

                  Net property and equipment  $    2,327,841     $   2,495,389
                                              ---------------------------------





                    Depreciation expense for the years ended December 31, 2001 and 2000 was $49,602 and $52,745, respectively.

                    In June 2001 the Company entered into an agreement to sell all property and equipment for $2,332,000. The sale closed in January 2002.


4.  Related Party   The related party payable consists of cash advances from the
    Payable         parent company. The amounts are unsecured, non-interest
                    bearing and are due on demand. The total amount payable to the parent company at December 31, 2001 and 2000 was $402,176 and $271,186, respectively.

5.  Long-Term              Long-term debt is as follows at December 31:
    Debt
                                                       Years Ended
                                                       December 31,
                                                 2001               2000
                                            ---------------------------------
                Mortgage payable financed by
                seller requiring monthly
                payments of $11,391 including
                interest at 6%, secured by a
                building.                   $    1,780,600     $   1,811,848
                                            ---------------------------------
                Less current portion                30,392            28,769
                                            ---------------------------------
                Long-term debt              $    1,750,208     $   1,783,079
                                            ---------------------------------

                    On January 3, 2002, the mortgage note was paid in full from proceeds received from the sale of the building (see note
                    8).


6.   Income         The  provision  for income taxes  differs from the amount
     Taxes          computed at federal statutory rates as follows:

                                                         Years Ended
                                                         December 31,
                                                   2001               2000
                                              ---------------------------------
        Income tax benefit at statutory rate  $       129,000     $     135,000
        Change in valuation allowance                (129,000)         (135,000)
                                              ---------------------------------
                                              $             -     $           -
                                              ---------------------------------

             Deferred tax assets (liabilities) are comprised of the following:

                                                          Years Ended
                                                          December 31,
                                                   2001               2000
                                              ---------------------------------
        Net operating loss carryforward       $      411,000      $     282,000
        Valuation allowance                         (411,000)          (282,000)
                                              ---------------------------------
                                              $            -      $           -
                                              ---------------------------------

6.   Income         As of December 31, 2000, the Company had net operating
     Taxes          losses of approximately $1,110,000 that begin to expire in
     Continued      2012. If substantial changes in the Company's ownership
                    should occur, there would be an annual limitation of the amount of net operating loss carryforwards that could be utilized. The ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events, which cannot be determined.

                    A valuation allowance has been established that offsets the net deferred tax asset because there is significant uncertainty surrounding its ultimate realization. This uncertainty is caused by the Company's recurring losses and the annual limits referred to above.


7.   Supplemental   The Company paid interest expense of $105,450 and $113,476
     Cash Flow      respectively during the years ended December 31, 2001 and
     Information    2000. The Company paid $0 for income taxes in both 2001 and
                    2000.


8.   Significant    On June 10, 2001, the Company entered into a sales agreement
     Events and     to sell the building and land to LaFayette Development
     Impairment     Holding LLC for $2,332,000. During 2001, the Company
     Loss           received $55,000 of earnest money. This amount is shown on the balance sheet as a earnest money liability, as the sale was not finalized at December 31. At the time of the sales agreement, the Company anticipated a loss of approximately
                    $117,946 on the sale. As a result, the Company booked an impairment loss on the value of the building for that amount. On January 3, 2002, the Company finalized the sale of the building and land for $2,332,000. Net proceeds received after payment of the mortgage note balance, taxes, and other related charges were approximately $330,000.




9.   Recent         In July 2001, SFAS No. 141, "Business Combinations" and SFAS
     Accounting     No. 142, "Goodwill and Other Intangible Assets" were issued.
     Pronounce-     SFAS 142 addresses financial accounting and reporting for
     ments          acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Currently, the Company has no recorded goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations in any future acquisitions.

                    The FASB recently issued FASB Statement No. 143 Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applied to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and
                    (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS
                    19. The effective date for this Statement is June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a material impact on its financial position and future operations.

                    The FASB recently issued FASB Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On September 11, 2001, Mantyla McReynolds of Salt Lake City ("Mantyla"), the principal accountant engaged to audit the Company's financial statements informed the Company that it was resigning from that position effective immediately.

The audit report of Mantyla on the Company's financial statements for the fiscal year ending December 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the fiscal year ending December 31, 2000, and the reviews of the subsequent interim periods through June 30, 2001, and up to September 11, 2001, the date of Mantyla's resignation, the Company had no disagreements with Mantyla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Mantyla to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

On October 2, 2001, the Company retained Tanner+Co. of Salt Lake City ("Tanner"), to be the principal accountant engaged to audit the Company's financial statements. This action was taken to replace the firm of Mantyla & McReynolds who had previously resigned as the Company's principal accountant. The Company's board of directors approved the engagement of Tanner as the principal accountant. Tanner is a Utah-based public accounting and auditing firm that specializes in SEC reporting companies.

Prior to engaging Tanner, the Company did not consult Tanner regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements or any other financial presentation whatsoever.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

     The Officers and Directors of the Company as of December 31, 2001 are as follows:

         Name                              Age   Position

         Bob G. Welch        ..............33    President & Director

         Kristine L. Duffield  ............37    Secretary, Treasurer & Director

         John Fry            ..............68    Director

Bob G. Welch, age 33. Mr. Welch has been a resident of Salt Lake City, Utah since 1988. He has worked as a Russian Linguist for the Start 2 Treaty oversight, and since 1989 has been involved in the home mortgage business. He has held the position of Co-owner and Branch Manager for New World Mortgage (1989 - 1992), Account Executive for Crossland Mortgage (1992-1995), Rocky Mountain Region Manager for Fleet Mortgage (1992-2000), and Co-owner of Home Advantage Lending (2000 - present). Mr. Welch accepted his appoint as President and Director of the Company in December of 2001.

Kristine L. Duffield, age 37. Ms. Duffield has been employed in the mortgage industry since 1983. She has worked as a loan processor, mortgage underwriter and as a mortgage broker for AIM Mortgage, American Residential Mortgage, Crossland Mortgage, Fleet Mortgage and currently is elf employed as a mortgage banker. She has won awards such as The Million Dollar Club, Presidents Club and was Wholesale Account Executive of the Year for 1997 for Fleet Mortgage. Ms. Duffield accepted her positions with the Company in December of 2001.

John Fry, age 68. Mr. Fry has been a director of the Company since August of 1999. He also serves on the Board of Directors of Axia Group, Inc., the Company's ultimate parent. Mr. Fry has been a retired executive for the past five years. Prior to his retirement, Mr. Fry was a Vice President of Firestone Tire Company for over 35 years. Presently, Mr. Fry on a part time basis acts as a business consultant and an outside director to the Company. Mr. Fry's term of office as one of the Company's directors is for one year or until each year's annual meeting of the shareholders.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4, and 5 furnished to the Company, the Company is aware of two persons and two entities who during the period ended December 31, 2001, were directors, officers, or beneficial owners of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such transitional year as follows:

John Fry, Jr. - Mr. Fry was appointed was appointed to the Board of Directors on August 24, 1999. Mr. Fry failed to timely file a Form 5 for the year ended December 31, 2001.

Bob G. Welch - Mr. Welch was appointed to the Board of Directors of the Company on December 19, 2001. Mr. Welch failed to timely file a Form 3 after his appointment as an officer of the Company.

Kristine L. Duffield - Ms. Duffield was appointed to the Board of Directors of the Company on December 19, 2001. Ms. Duffield failed to timely file a Form 3 after her appointment as an officer of the Company

Diversified Holdings I, Inc. ("Diversified") - Diversified is the owner of 19.71% of the issued and outstanding shares of the Company.

Nexia Holdings, Inc. ("Nexia") - Nexia is the owner of 60.27% of the issued and outstanding shares of the Company.

ITEM 10. EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during 2001 and 2000. The following table and the accompanying notes provide a summary of compensation paid during the past two fiscal years concerning cash and non-cash compensation paid or accrued by the Company's president.

                           SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------
                                  Annual Compensation                        Long Term Compensation
                             --------------------------------- --------------------------- ------------------------
                                                                         Awards                  Payout
------------------- -------- --------------------------------- ------------ -------------- -------- ---------------
                                                               Restricted    Securities
Name and                                       Other Annual       Stock      Underlying    LTIP       All Other
Principal Position   Year    Salary   Bonus    Compensation     Award(s)       Options     payout    Compensation
                               ($)     ($)          ($)            ($)         SARs(#)       ($)         ($)
------------------- -------- -------- ------- ---------------- ------------ -------------- -------- ---------------
------------------- -------- -------- ------- ---------------- ------------ -------------- -------- ---------------
Bob G. Welch,        2001          -       -                -            -          5,000        -               -
President /                        -       -                -            -              -        -               -
Director

Richard D.           2001          -       -                -            -              -        -               -
Surber, President    2000          -       -                -            -              -        -               -
/ CEO
------------------- -------- -------- ------- ---------------- ------------ -------------- -------- ---------------

Compensation of Directors

The Company's directors are currently not compensated for their services as director of the Company.









                     (THIS SPACE INTENTIONALLY LEFT BLANK)

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of March 1, 2002, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding Common Stock, by each director, and by all executive officers and directors as a group.


-------------------- ---------------------------------- ------------------------------------- ----------------------
  Title of Class      Name and Address of Beneficial      Amount and nature of Beneficial       Percent of Class
                                 Ownership                           Ownership
-------------------- ---------------------------------- ------------------------------------- ----------------------
      Common                   Bob G. Welch                            5,000                          0.1%
       Stock            428 East 6400 So, Suite 235
                         Salt Lake City, UT 84107
-------------------- ---------------------------------- ------------------------------------- ----------------------
      Common                     John Fry                              10,000                         0.1%
       Stock                3619 Lakeview Road
                           Carson City, NV 89703
-------------------- ---------------------------------- ------------------------------------- ----------------------
      Common               Kristine L. Duffield                        3,000                     less than 0.1%
       Stock            428 East 6400 So, Suite 235
                         Salt Lake City, UT 84107
-------------------- ---------------------------------- ------------------------------------- ----------------------
      Common            All Executive Officers and                     18,000                         0.2%
       Stock               Directors as a Group
                              (Three persons)
-------------------- ---------------------------------- ------------------------------------- ----------------------
      Common                 Richard D. Surber          6,885,2301                                    83.0%
       Stock           268 West 400 South, Suite 300
                        Salt Lake City, Utah 84101
-------------------- ---------------------------------- ------------------------------------- ----------------------
      Common           Diversified Holdings I, Inc.                  1,635,230                        19.7%
       Stock           268 West 400 South, Suite 300
                        Salt Lake City, Utah 84101

-------------------- ---------------------------------- ------------------------------------- ----------------------
      Common               Nexia Holdings, Inc.         6,635,2302                                    80.0%
       Stock         (fka Kelly's Coffee Group, Inc.)
                       268 West 400 South, Suite 300
                        Salt Lake City, Utah 84101
-------------------- ---------------------------------- ------------------------------------- ----------------------

Note: Axia Group Inc, is the parent company of Nexia Holdings, Inc, (fka Kelly's Coffee Group, Inc.) and by virtue of its ownership in Nexia also is a beneficial owner of the same number of shares as Nexia.

---------------------------
1 Richard Surber owns 250,000 shares of common stock and is also President and Director of Diversified Holdings I, Inc., which owns 1,635,230 shares and Nexia Holdings, Inc., which owns 5,000,000 shares. As a result of his position he has voting control over a total of 6,885,230 shares of common stock.

2 Nexia Holdings, Inc. (fka Kellys Coffee Group, Inc.) owns 5,000,000 shares of common stock and is the owner of Diversified Holdings I, Inc., which owns 1,635,230 shares. A total of 6,635,230 shares are attributed to Nexia.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Axia Group, Inc. owns 80+% of Nexia Holdings and is the parent company of Nexia Holdings, Inc. (fka Kelly's Coffee Group, Inc.), which directly owns 5,000,000 shares or 60.3% and is the parent corporation of Diversified Holdings I, Inc. Diversified Holdings 1, Inc. in turn, is the direct owner of 19.71% of the Company. Until the sale of the Motel in January of 2002, the Company's properties were managed by Diversified Holdings I, Inc. pursuant to a management contract dated April 30, 1999 (see "exhibit 10" from December 31, 2000 10-KSB).

During the year ended December 31, 2001, the Company's indirect parent Axia, advanced cash averaging $15,000 per month to supplement working capital. At December 31, 2001, the Company had a payable to Axia in the amount of $402,176.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 23 of this Form 10-KSB, which is incorporated herein by reference.

(a) Reports on Form 8-K: During the last quarter of the year ended December 31, 2001, the Company filed 1 Form 8-K on which reported the following: The hiring of Tanner + Co as the auditor for the Company as filed on October 9, 2001.



         On January 14, 2002, the Company filed a Form 8-K disclosing the sale of the Company's sole asset, the General LaFayette Inn to LaFayette Development Company LLC. for $2,332,000.






                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, this 26th day of March, 2002.


                                        /s/ Bob G. Welch
                                    ----------------------------------
                                    Golden Opportunity Development Corporation
                                    Name:  Bob G. Welch
                                    Title: President and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                  Date

 /s/ Bob G. Welch
-------------------------
Bob G. Welch             President and Director                   March 26, 2002


/s/ Kristine L. Duffield
-------------------------
Kristine L. Duffield     Secretary, Treasurer & Director          March 26, 2002


/s/ John Fry
-------------------------
John Fry                 Director                                 March 26, 2002

ITEM 2.  DESCRIPTION OF EXHIBITS.


         INDEX TO EXHIBITS

         Exhibit
         No.       Page No.                          Description

         2(i)         *    Articles of Incorporation of the Company dated May
                           7, 1997. (Incorporated by reference filed with the Company's Form 10-SB/A-2 filed on May 2, 2000).

         2(ii)        *    Amended Articles of Incorporation of the Company
                           dated April 26, 1999. (Incorporated by reference filed with the Company's Form 10-SB/A-2 filed on May
                           2, 2000).

         2(iii)       *    Articles of Incorporation of the Company (Nevada)
                           dated August 22, 2000. (Incorporated by reference to the Company's Schedule 14C filed on August 24, 2000).

         2(iv)        *    By-laws of the Company dated August 24,
                           2000.(Incorporated by reference to the Company's
                           Schedule 14C filed on August 24, 2000).

         2(v)         *    Articles of Merger merging the Louisiana
                           Corporation into the Nevada Corporation (Incorporated by reference to the Company's Schedule 14C filed on August 24, 2000).

         10(i)        *    Management Agreement between the Company and
                           Diversified Holdings, I, Inc. dated April 30,
                           1999.(Incorporated by reference filed with the Company's Form 10-SB/A-2 filed on May 2, 2000).

         10(ii)       *    Contract for the sale of the General Lafayette Inn
                           and related real property to Lafayette Development
                           Holdings, LLC. Incorporated by reference filed with the Company's Form 10QSB filed on November 13, 2001)


         * Incorporated by reference from previous filings of the Company.