Form 10QSB
period 2002-03-31
GOLDEN OPPORTUNITY DEVELOPMENT CORP
filed 2002-05-09
CIK 1083162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

   [ ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from          to
                                                    ---------    --------------


         Commission file number: 000-27691
                                ----------


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


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2002 was 7,969,280.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS................................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........2


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................4

SIGNATURES...................................................................6

INDEX TO EXHIBITS............................................................7











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Golden Opportunity Development Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                   Golden Opportunity Development Corporation
                             Condensed Balance Sheet

                                                                                                  March 31, 2002
                                                                                                   (Unaudited)
                                                                                            ------------------------

ASSETS
      Current Assets:                                                                      $
            Cash and cash equivalents                                                                          83,604
                                                                                             ------------------------

TOTAL ASSETS                                                                               $                   83,604
                                                                                             ------------------------

                                                                                             ------------------------



LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:
            Accounts payable                                                               $                    4,220
            Accounts payable-related party                                                                    146,940
                                                                                             ------------------------
                 Total current liabilities                                                                    151,160

TOTAL LIABILITIES                                                                                             151,160

      Stockholders' equity (deficit)
            Common stock $.001 par value shares, 100,000,000 shares authorized;
                     7,969,280 shares issued and outstanding on March 31, 2002                                  7,969
            Additional paid in capital                                                                      1,307,971
            Accumulated Deficit                                                                            (1,383,496)
                                                                                             ------------------------
                 Total stockholders' equity (deficit)                                                         (67,556)
                                                                                             ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                       $                   83,604
                                                                                             ------------------------

                                                                                             ------------------------






                        See notes to financial statements

                   Golden Opportunity Development Corporation
                  Unaudited Condensed Statements of Operations

                                                         Three Months Ended             Three Months Ended
                                                           March 31, 2002                 March 31, 2001
                                                           --------------                 --------------


REVENUE
      Hotel Revenue                                   $                     1,097    $                    64,617
      Lease Revenue                                                             -                            124
                                                         ------------------------      -------------------------
            Total Revenue                                                   1,097                         64,741

EXPENSES
      Hotel Direct Costs                                                    3,065                         94,327
      Selling, general and administrative                                  12,686                         10,820
      Depreciation                                                              -                         12,478
      Expenses related to sale of motel                                   100,702                              -
      Interest Expense                                                      9,337                         27,141
                                                         ------------------------      -------------------------
                 Total Operating Expenses                                 125,790                        144,766
                                                         ------------------------      -------------------------

NET LOSS                                              $                  (124,693)   $                   (80,025)
                                                         ========================      =========================

BASIC AND DILUTED LOSS PER

COMMON SHARE                                          $                    (0.02)    $                    (0.01)

                                                         ------------------------      -------------------------

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING                                              7,969,280                      7,758,050
                                                         ------------------------      -------------------------






















                        See notes to financial statements

                   Golden Opportunity Development Corporation
                  Unaudited Condensed Statements of Cash Flows


                                                                                    Three Months            Three Months
                                                                                     Ended March            Ended March
                                                                                      31, 2002                31, 2001
                                                                                 -------------------     ------------------
CASH FLOWS FROM OPERATION ACTIVITIES
    Net loss                                                                  $            (124,693)   $           (80,025)
    Adjustments to reconcile net loss to net cash provided (used)
    by operating activities:
          Expenses related to sale of motel                                                  100,702                      -
          Depreciation and amortization                                                            -                 12,478
    Changes in operating assets and liabilities (net of effect from acquisitions)
          Accounts Payable                                                                  (30,293)                (6,504)
          Accrued Expenses                                                                         -                  8,344
                                                                                 -------------------     ------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                            (54,284)               (65,707)
                                                                                 -------------------     ------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
     Proceeds from sale of property, plant, and equipment                                    391,539                      -
                                                                                 -------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    (Payment of) advances from related parties                                             (255,236)                 66,000
    Principal payments on long-term notes                                                          -                (7,034)
                                                                                 -------------------     ------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                           (255,236)                 58,966
                                                                                 -------------------     ------------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                                   82,019                (6,741)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               1,585                  7,096
                                                                                 -------------------     ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $               83,604   $                355
                                                                                 ===================     ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                                  $                    -   $             27,141
                                                                                 -------------------     ------------------

NON-CASH TRANSACTIONS


During the quarter the Company sold the motel. The following transactions reflect non-cash entries or adjustments to the balance sheet:
    Divestiture of Motel (removal from balance sheet)                                      2,327,841
    Payoff of Long-term debt                                                             (1,780,600)
    Elimination of earnest money deposits                                                   (55,000)



                        See notes to financial statements

                   Golden Opportunity Development Corporation
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002


1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2001. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2002.

2.  Related Party Transaction

During the quarter ended March 31, 2002, the Company paid back amounts previously advanced by its parent to cover operating deficiencies in the amount of $255,236. The total amount payable owed to related parties at March 31, 2002 was $146,940.

3. Sale of Building

On June 10, 2001, the Company entered into a sales agreement to sell the building and land to Lafayette Development Holding LLC for $2,332,000. During 2001, the Company received $55,000 of earnest money. At the time of the sales agreement, the Company anticipated a loss of approximately $117,946 on the sale. As a result, the Company booked an impairment loss on the value of the building for that amount in the third quarter of 2001. On January 3, 2002, the Company finalized the sale of the building and land for $2,332,000 and recorded an additional $100,702 in closing costs. Net proceeds received after payment of the mortgage note balance, taxes, and other related charges were approximately $330,000. This transaction is fully reflected in the above financial statements.

4.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Therefore, those footnotes are included herein by reference.

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

Since the Company discontinued operations on January 4, 2002, by divesting itself of its Motel property, the Company is attempting to identify and acquire another hospitality property for purchase. Several properties in Florida and California have been reviewed and due diligence is progressing on a few, however, there is currently no agreement to acquire any property.

Results of Operations

Revenues

Revenues for the quarter ended March 31, 2002 decreased to $1,097 from $64,741 for the quarter ended March 31, 2001, a decrease of 99%. The decrease in revenues was attributable to no longer operating the motel.

Losses

Net losses for the quarter ended March 31, 2002 increased to $124,693 from $80,025 for the quarter ended March 31, 2001, an increase of 36%. The decrease in losses is attributable to costs associated with the divestiture of the motel and no significant revenue source.

The Company expects to continue to incur losses at least through fiscal 2002, unless a profitable acquisition is made prior to that time, and there can be no assurance that the Company will achieve or maintain profitability or that revenue growth can be achieved or sustained in the future.

Expenses

General and administrative expenses for quarters ended March 31, 2002 and March 31, 2001, were $12,686 and $10,820, respectively.

Depreciation and amortization expenses for the quarters ended March 31, 2002 and March 31, 2001 were $0 and $12,478, respectively. The decrease was due to no longer having depreciable assets.

For the quarters ended March 31, 2002 and March 31, 2001, the Motel's direct operating costs were $3,065 and $94,327 respectively, a decrease of $91,262. This decrease is primarily attributable to not operating the motel.

Liquidity and Capital Resources

Cash flow used by operations were $54,284 for the quarter ended March 31, 2002, compared to $65,707 for the quarter ended March 31, 2001.

Cash flow provided by investing activities was $391,539 for the quarter ended March 31, 2002, compared to $0 for the quarter ended March 31, 2001. The Company's cash flow provided by investing activities was attributable to the divestiture of the motel.

Cash flow used in financing activities was $255,236 for the quarter ended March 31, 2002, compared to cash provided by financing activities of $58,966 for the quarter ended March 31, 2001. The Company's cash flow used in financing activities was for retirement of the payables to the parent for advances over the years.

The Company has funded its cash needs through March 31, 2002, with net proceeds from the sale of the building. The Company estimates the remaining cash will be sufficient to cover expenses for the rest of the year, while it seeks to locate a replacement property.

Capital Expenditures

The Company has a working capital deficiency at March 31, 2001, in the amount of $67,556. However, $146,940 is owed to the Company's parent.

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

(b) Reports on Form 8-K During the three month period ended March 31, 2002, the Company filed one Form 8-K.

         On January 14, 2002, the Company filed a Form 8-K disclosing the sale of the Company's sole asset, the General LaFayette Inn to LaFayette Development Company LLC. for $2,332,000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of May 2002.




Golden Opportunity Development
Corporation
                                                           May 8, 2002

By:  /s/ Bobby Welch
   -------------------
     Bobby Welch

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

2(iv)    *             By-laws of the Company. (Incorporated by reference
                       filed with the Company's Form 10-SB/A-2 on May 2, 2000).

Material Contracts

Exhibit
No.       Page No.     Description

10(i)    *             Management Agreement between the Company and Diversified
                       Holdings, I, Inc. dated April 30, 1999. (Incorporated by reference filed with the Company's Form 10-
                       SB/A-2on May 2, 2000).

10(ii)   *             Listing Contract between Brooks Hearn, Broker and Golden
                       Opportunity Development Corporation regarding the General
                       Lafayette Hotel in Baton Rouge,Louisiana. (Incorporated by reference filed with the Company's Form 10-KSB filed on March 29, 2002).