Form 10QSB
period 2002-06-30
GOLDEN OPPORTUNITY DEVELOPMENT CORP
filed 2002-07-30
CIK 1083162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

                            Yes  XX           No
                                ----             ----


     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of July 29, 2002 was 7,758,050.

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

ITEM 1.           FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to Golden Opportunity Development Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                   Golden Opportunity Development Corporation
                        Unaudited Condensed Balance Sheet


                                                                                  June 30, 2002
                                                                                   (Unaudited)
                                                                                --------------

ASSETS
      Current Assets:                                                           $
            Cash and cash equivalents                                                      166
            Other                                                                            -
                                                                                --------------
                 Total current assets                                                      166

TOTAL ASSETS                                                                    $          166
                                                                                --------------

                                                                                --------------



LIABILITIES AND STOCK HOLDERS' EQUITY (DEFICIT)
      Current Liabilities:
            Accounts payable                                                    $        1,984
            Accounts payable-related party                                              84,088
                                                                                --------------
                 Total current liabilities                                              86,072


      Stockholders' deficit
            Common stock $.001 par value shares, 100,000,000 shares
            authorized; 7,969,280 shares issued and outstanding on
            June 30, 2002                                                                7,969
            Additional paid in capital                                               1,307,971
            Accumulated Deficit                                                    (1,401,846)
                 Total stockholders' deficit                                          (85,906)
                                                                                --------------

TOTAL LIABILITIES AND DEFICIT                                                   $          166
                                                                                --------------

                                                                                --------------






                        See notes to financial statements

                   Golden Opportunity Development Corporation
                  Unaudited Condensed Statements of Operations


                                                       Three Months Ended               Six Months Ended
                                                             June 30,                      June 30,
                                                     2002             2001           2002          2001
                                                     ----             ----           ----           ----

REVENUE
     Hotel Revenue                               $         -      $   46,044          1,097        110,661
     Lease Revenue                                         -             690              -            814
                                                 -----------      ----------      ---------      ---------
          Total Revenue                                    -          46,734          1,097        111,475

EXPENSES
     Hotel Direct Costs                                  404          67,647          3,469        161,974
     Selling, general & administrative                17,946           4,000         30,632         14,820
     Depreciation                                          -          12,167              -         24,645
     Expenses related to sale of motel                     -               -        100,702              -
     Interest Expense                                      -          27,032          9,337         54,173
                                                 -----------      ----------      ---------      ---------
           Total Operating Expenses                   18,350         110,846        144,140        225,612
                                                 -----------      ----------      ---------      ---------


NET LOSS                                         $  (18,350)      $ (64,112)      (143,043)      (144,137)

BASIC AND DILUTED LOSS

PER COMMON SHARE                                 $         -      $   (0.01)         (0.02)         (0.02)

                                                 -----------      ----------      ---------      ---------

BASIC AND DILUTED
WEIGHTED AVERAGE
SHARES OUTSTANDING                                 7,969,000       7,758,000      7,969,000      7,758,000









                        See notes to financial statements

                   Golden Opportunity Development Corporation
                  Unaudited Condensed Statements of Cash Flows



                                                                       Six Months              Six Months
                                                                        Ended                    Ended
                                                                    June 30, 2002            June 30, 2001
                                                                  ------------------       -----------------
CASH FLOWS FROM OPERATION ACTIVITIES
     Net loss                                                     $        (143,043)       $       (144,137)
     Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
           Expenses related to sale of motel                                 100,702                       -
          Depreciation and amortization                                            -                  24,645
     Changes in operating assets and liabilities (net of
     effect from acquisitions)
          Bank overdrafts                                                          -                   2,646
          Accounts Payable                                                  (34,513)                 (6,503)
          Accrued Expenses                                                     1,984                   8,344
                                                                  ------------------       -----------------

NET CASH USED BY OPERATING ACTIVITIES                                       (74,870)               (115,005)
                                                                  ------------------       -----------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
     Proceeds from sale of property, plant, and equipment                    391,539                       -
                                                                  ------------------       -----------------
                                                                                   -                       -
CASH FLOWS FROM FINANCING ACTIVITIES
     Payment of related party payables                                     (318,088)               (122,100)
     Principle payment on long term notes                                          -                (14,176)
                                                                  ------------------       -----------------
NET CASH USED BY FINANCING ACTIVITIES                                      (318,088)               (136,276)
                                                                  ------------------       -----------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                  (1,419)                 (7,081)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               1,585                   7,096
                                                                  ------------------       -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $              166       $              15


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest                     $                -       $          54,173
                                                                  ------------------       -----------------

NON-CASH TRANSACTIONS
During the six months ended June 30, 2002, the Company retired debt in the amount of $1,780,660 from the proceeds of the sale of the motel property.



                        See notes to financial statements

                   Golden Opportunity Development Corporation
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002


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

2.  Related Party Transaction

During the quarter ended June 30, 2002, the Company paid back amounts previously advanced by its parent to cover operating deficiencies in the amount of $62,852. The total amount payable owed to related parties at June 30, 2002 was $84,088.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company has historically been engaged in the business of operating and acquiring hospitality property. Prior to January 4, 2002, the Company owned the General Lafayette Inn, a 134 unit motel and restaurant, and four adjacent office/retail buildings, located at 427 Lafayette Street, Baton Rouge, Louisiana (the "Motel"). On January 4, 2002, the Company sold the Motel, its principal asset. The Motel was sold for cash, in the amount of $2,332,000, to Lafayette Development Holdings, LLC. ("Lafayette"), a Louisiana Limited Liability Company. After payment of taxes, real estate commissions, and the mortgage on the property, the Company realized net cash of $337,000. There is no material relationship between Lafayette and the Company, or any of their affiliates, or any of their officers or directors, or any associate of such officers or directors. This transaction was brokered by Brooks Hearn, a real estate broker in Baton Rouge, LA.

Since the Company discontinued operations on January 4, 2002, by divesting itself of its Motel property, the Company is attempting to identify and acquire another hospitality property for purchase. Several properties in Florida and California have been reviewed and due diligence is progressing on a few, however, there is currently no agreement to acquire any property.

Results of Operations

Revenues

Revenues for the quarter ended June 30, 2002 decreased to $ 0 from $46,734 for the quarter ended June 30, 2001, a decrease of 100 %. The decrease in revenues was attributable to no longer operating the motel.

Losses

Net losses for the quarter ended June 30, 2002, decreased to $18,350 from $64,112 for the quarter ended June 30, 2001, an decrease of 71.4%. The decrease in losses is attributable to a lack of costs associated with the formerly owned motel.

The Company expects to continue to incur losses at least through fiscal 2002, unless a profitable acquisition is made prior to that time, and there can be no assurance that the Company will achieve or maintain profitability or that revenue growth can be achieved or sustained in the future.

Expenses

General and administrative expenses for quarters ended June 30, 2002 and June 30, 2001, were $17,946 and $4,000 respectively.

Depreciation and amortization expenses for the quarters ended June 30, 2002 and June, 2001 were $0 and $12,167, respectively. The decrease was due to no longer having depreciable assets.

For the quarters ended June 30, 2002 and June 30, 2001, the Motel's direct operating costs were $404 and $67,647 respectively, a decrease of 99%. This decrease is due to not operating the motel.

Liquidity and Capital Resources

Cash flow used by operations were $74,870 for the six months ended June 30, 2002, compared to $115,005 for the six months ended June 30, 2001.

Cash flow provided by investing activities was $391,539 for the six months ended June 30, 2002, compared to $0 for the six months ended June 30, 2001. The Company's cash flow provided by investing activities was attributable to the divestiture of the motel.

Cash flow used in financing activities was $318,088 for the six months ended June 30, 2002, compared to cash flow used in financing activities of $136,276 for the six months ended June 30, 2001. The Company's cash flow used in financing activities was for retirement of the payables to the parent for advances over the years.

The Company has funded its cash needs through June 30, 2002, with net proceeds from the sale of the building. The Company estimates the remaining cash may not be sufficient to cover expenses for the rest of the year, while it seeks to locate a replacement property. In the event there is a shortfall, the Company anticipates that the Company's parent will provide it with sufficient resources to complete its search for a business venture and continue meeting financial responsibilities in the mean time. There is no guarantee however, that this will occur.

Capital Expenditures

The Company has a working capital deficit at June 30, 2002, in the amount of $85,906. However, $84,088 is owed to the Company's parent.

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

(b) Reports on Form 8-K No filings on Form 8-K were made during the period covered by this report.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this 26th day of July 2002.



Golden Opportunity Development Corporation


By:   /s/ Bobby Welch
   ---------------------------------------------
        Bobby Welch
Its:   President, Chief Executive Officer and Director

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

10(ii)       *             Listing Contract between Brooks Hearn, Broker and
                           Golden Opportunity Development Corporation regarding
                           the General Lafayette Hotel in Baton Rouge,
                           Louisiana. ( Incorporated by reference filed with the
                           Company's Form 10KSB filed with the SEC on May 10,
                           2001)

10(iii)      *             Sales Agreement between LaFayette Development
                           Holdings LLC and Golden Opportunity Development
                           Corporation for the sale of the General LaFayette
                           Motel in Baton Rouge, Louisiana (Incorporated by reference filed with the Company's 10KSB filed with the SEC on March 29, 2002)

 * Incorporated by reference to previously filed information as noted