Form 10QSB
period 2002-09-30
GOLDEN OPPORTUNITY DEVELOPMENT CORP
filed 2002-10-29
CIK 1083162


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                   (Mark One)
  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of October 2, 2002 was 7,969,280.








                                                 TABLE OF CONTENTS

                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS...........................................1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......2


                                                      PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................6

SIGNATURES..............................................................7

INDEX TO EXHIBITS.......................................................8











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]





ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Golden Opportunity
Development Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended
September 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]



































                                    Golden Opportunity Development Corporation
                                         Unaudited Condensed Balance Sheet


                                                                                              September 30, 2002
                                                                                                  (Unaudited)
                                                                                           -------------------------

ASSETS
      Current Assets:                                                                   $
            Cash and cash equivalents                                                                          1,459
                                                                                           -------------------------
                 Total current assets                                                                          1,459

                                                                                           -------------------------
TOTAL ASSETS                                                                            $                      1,459
                                                                                           -------------------------

                                                                                           -------------------------



LIABILITIES AND STOCK HOLDERS' DEFICIT
      Current Liabilities:
            Accounts payable                                                            $                        825
            Accounts payable-related party                                                                    85,988
                                                                                           -------------------------
                 Total current liabilities                                                                    86,813


      Stockholders' deficit
            Common stock $.001 par value shares, 100,000,000 shares authorized;
            7,969,280 shares issued and outstanding on September
            30, 2002                                                                                           7,969
            Additional paid in capital                                                                     1,307,971
            Accumulated Deficit                                                                           (1,401,294)
                 Total stockholders' deficit                                                                 (85,354)

                                                                                           -------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $                      1,459
                                                                                           -------------------------

                                                                                           -------------------------






                        See notes to financial statements










                                    Golden Opportunity Development Corporation
                                   Unaudited Condensed Statements of Operations


                                                       Three Months Ended                        Nine Months Ended
                                                          September 30,                            September 30,
                                                     2002                 2001                2002                 2001
                                                     ----                 ----                ----                 ----
REVENUE
     Hotel Revenue                             $                -   $          50,979               1,097              161,640
     Lease Revenue                                              -               8,500                   -                9,314
     Other Revenue                                          2,535                   -               2,535                    -
                                                 ----------------      --------------      --------------       --------------
          Total Revenue                                     2,535              59,479               3,632              170,954

EXPENSES
     Hotel Direct Costs                                       178              58,377               1,938              220,351
     Selling, general & administrative                      1,803               9,523              31,610               24,343
     Depreciation                                               -              12,479                   -               37,124
     Expenses related to sale of motel                          -             117,946             100,702              117,946
     Interest Expense                                           -              26,935               9,337               81,108
                                                 ----------------      --------------      --------------       --------------
           Total Operating Expenses                         1,981             225,260             146,123              480,872
                                                 ----------------      --------------      --------------       --------------

Net Income (loss) before Taxes                                552            (165,781)           (142,491)            (309,918)

Income Tax Expense                                              -                   -                   -                    -

NET INCOME (LOSS)                              $              552            (165,781)           (142,491)            (309,918)

BASIC AND DILUTED LOSS
PER COMMON SHARE                               $             0.00               (0.02)              (0.02)               (0.04)
                                                 ----------------      --------------      --------------       --------------

BASIC AND DILUTED
WEIGHTED AVERAGE
SHARES OUTSTANDING                                      7,969,000           7,969,000           7,969,000            7,969,000









                        See notes to financial statements








                   Golden Opportunity Development Corporation
                  Unaudited Condensed Statements of Cash Flows


                                                                                             Nine Months              Nine Months
                                                                                                Ended                    Ended
                                                                                            September 30,              September
                                                                                                 2002                  30, 2001
                                                                                          ------------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                          $            (142,491)             (309,918)
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
          Impairment loss on markdown of building                                                          -                117,946
           Expenses related to sale of motel                                                         100,702                      -
          Depreciation and amortization                                                                    -                 37,124
     Changes in operating assets and liabilities (net of effect from acquisitions)
          Accounts Payable                                                                           (34,513)               (6,504)
           Accounts Payable-Related Parties                                                                -                121,340
           Stock issued for services                                                                       -                  4,000
          Contingent liabilities-Ernest money                                                              -                 25,500
          Accrued Expenses                                                                               825                 25,034
                                                                                          ------------------      -----------------
                Total adjustments                                                                     67,014                324,440
                                                                                          ------------------      -----------------
NET CASH USED IN OPERATING ACTIVITIES                                                                (75,477)                14,522
                                                                                          ------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property, plant, and equipment                                            391,539                      -
                                                                                          ------------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payment of related party payables                                                              (318,088)                     -
     Principal payment on long term notes                                                                  -               (21,416)
     Advances from parent                                                                              1,900
                                                                                          ------------------      -----------------
NET CASH USED IN FINANCING ACTIVITIES                                                               (316,188)              (21,416)
                                                                                          ------------------      -----------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                                             (126)               (6,894)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       1,585                  7,096
                                                                                          ------------------      -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $               1,459                    202

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest                                          $                   -                 81,108
                                                                                          ------------------      -----------------

NON-CASH TRANSACTIONS
During the first quarter of 2002, the Company sold the motel. The following transactions reflect non-cash entries or adjustments to the balance sheet:
    Divestiture of motel                                                                           2,327,841                      -
    Payoff of long term debt                                                                      (1,780,600)                     -
    Elimination of ernest money or deposits                                                         (155,000)                     -

*See notes to financial statements





                   Golden Opportunity Development Corporation
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002


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

2.  Related Party Transaction

During the quarter ended September 30, 2002, the Company received advances from its parent to cover operating deficiencies in the amount of $1,900. The total amount payable based on second quarter amount owed to related parties at September 30, 2002 was $85,988.

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

Since the Company discontinued motel operations on January 4, 2002, by divesting itself of its Motel property, the Company is attempting to identify and acquire another hospitality property for purchase. Several properties in Florida and California have been reviewed and due diligence is progressing on a few, however, there is currently no agreement to acquire any property.

Results of Operations

Revenues

Revenues for the quarter ended September 30, 2002 decreased to $2,535 from $59,479 for the quarter ended September 30, 2001, a decrease of 96 %. The decrease in revenues was attributable to no longer operating the motel. The current revenue is due to a return of a deposit check from a company vendor.

Losses

The Company achieved net income of $552 for the quarter ended September 30, 2002, compared to a loss of $165,781 for the quarter ended September 30, 2001.
The decrease in losses is attributable to a lack of costs associated with the formerly owned motel. In addition, a deposit check from a company vendor was returned to the Company, which is the reason for the net income.

Although the Company experienced net income for the past quarter, the Company expects to incur losses at least through fiscal 2002, unless a profitable acquisition is made prior to that time, and there can be no assurance that the Company will achieve or maintain profitability or that revenue growth can be achieved or sustained in the future.

Expenses

General and administrative expenses for quarters ended September 30, 2002 and September 30, 2001, were $1,803 and $9,523 respectively.

Depreciation and amortization expenses for the quarters ended September 30, 2002 and September 30, 2001 were $0 and $12,479, respectively. The decrease was due to no longer having depreciable assets.





For the quarter ended September 30, 2002 the Motel had direct operating costs of $178. For the quarter ended September 30, 2001, the Motel's direct operating costs were $58,377. This decrease is due to not operating the motel.

Liquidity and Capital Resources

Cash flow used by operations were $75,477 for the nine months ended September
30, 2002, compared to $14,522 for the nine months ended September 30, 2001.

Cash flow provided by investing activities was $391,539 for the nine months ended September 30, 2002, compared to $0 for the nine months ended September 30, 2001. The Company's cash flow provided by investing activities was attributable to the divestiture of the motel.

Cash flow used in financing activities was $316,188 for the nine months ended
September 30, 2002, compared to cash flow used in financing activities of $21,416 for the nine months ended September 30, 2001. The Company's cash flow used in financing activities was for the retirement of payables to the parent for advances over the years.

The Company has funded its cash needs through September 30, 2002, with net proceeds from the sale of the building. The Company estimates the remaining cash may not be sufficient to cover expenses for the rest of the year, while it seeks to locate a replacement property. In the event there is a shortfall, the Company anticipates that the Company's parent will provide it with sufficient resources to complete its search for a business venture and continue meeting financial responsibilities in the mean time. There is no guarantee however, that this will occur.

Capital Expenditures

The Company has a working capital deficit at September 30, 2002, in the amount of $85,354. However, $85,988 is owed to the Company's parent.

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














ITEM 3.           CONTROLS AND PROCEDURES

              (a) Evaluation of disclosure controls and procedures.

         Bobby G. Welch, who serves as the Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's internal controls and procedures (as defined in Exchange Act Rules 13a- 14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's internal controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

  (b)    Changes in internal controls.

         There were no significant changes in the company's internal controls or in other factors that could significantly affect the company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.






















                                     PART II

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 5 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K No filings on Form 8-K were made during the period covered by this report.

                                                        SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this day of October 2002.


Golden Opportunity Development Corporation


By:      /s/ Bobby Welch
   ---------------------------------------------
        Bobby Welch
Its:   President, Chief Executive Officer and Director



CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Bobby G. Welch, certify that:

  1.     I have reviewed this quarterly report on Form 10-QSB of Golden Opportunity Development Corporation, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of Golden Opportunity Development Corporation as of, and for, the periods presented in this quarterly report.

  4. Golden Opportunity Development Corporation's other certifying officer and I are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Golden
  Opportunity Development Corporation and have:

               (a) designed such internal controls and procedures
                  to ensure that material information relating to Golden
                  Opportunity Development Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;






                    (b) evaluated the effectiveness of Golden
                  Opportunity Development Corporation's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                   (c) presented in this quarterly report our
                  conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

5. Golden Opportunity Development Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to Golden Opportunity
Developmen Corporation's auditors and the audit committee of Golden Opportunity
Development Corporation's board of directors (or persons performing the equivalent functions):

                (a) all significant deficiencies in the design or
                  operation of internal controls which could adversely affect
                  Golden Opportunity Development Corporation's ability to record, process, summarize and report financial data and have identified for Golden Opportunity Development Corporation's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that
                  involves management or other employees who have a
                  significant role in Golden Opportunity Development Corporation's internal controls; and

  6. Golden Opportunity Development Corporation's other certifying officer and
I have indicated in this quarterly
report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October __, 2002
/s/ Bobby G. Welch
-------------------------------------
Bobby G. Welch
Golden Opportunity Development Corporation, Chief Executive Officer






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

10(ii)     *               Listing Contract between Brooks Hearn, Broker and Golden Opportunity
                           Development Corporation regarding the General Lafayette Hotel in Baton Rouge,
                           Louisiana. ( Incorporated by reference filed with the Company's Form 10-KSB filed with the SEC on May 10, 2001)

10(iii)    *               Sales Agreement between LaFayette Development Holdings LLC and Golden
                           Opportunity Development Corporation for the sale of the General LaFayette Motel in Baton Rouge, Louisiana (Incorporated by reference filed with the Company's
                           10-KSB filed with the SEC on March 29, 2002)

 * Incorporated by reference to previously filed information as noted







